Form 10-Q
period 1996-03-31
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1996-05-14
CIK 847558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               ------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from
                               ______________________ to ______________________

                               ______________________




For Quarter Ended March 31, 1996                     Commission File No. 0-18365



               American Income Partners V-B Limited Partnership
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                               04-3061971
- - ----------------------------------------------------      ----------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              Identification No.)

98 North Washington Street, Boston, MA                      02114
- - ----------------------------------------------------      --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                   -----------------------------


- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No
   ---   ---

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                                Page
                                                              --------

PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position
        at March 31, 1996 and December 31, 1995                    3

    Statement of Operations
        for the three months ended March 31, 1996 and 1995         4

    Statement of Cash Flows
        for the three months ended March 31, 1996 and 1995         5

    Notes to the Financial Statements                            6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 10-13


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                     14

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                            March 31,    December 31,
                                              1996           1995
                                          -------------  -------------
ASSETS
- - ------
Cash and cash equivalents                  $ 4,007,958    $ 4,352,348
Contractual right for equipment                     --         62,539
Rents receivable, net of allowance
   for doubtful accounts of $10,000            249,494        180,609
Accounts receivable - affiliate                178,647        223,343

Equipment at cost, net of accumulated
 depreciation of $29,826,475 and
  $29,880,329 at March 31, 1996
  and December 31, 1995, respectively        5,973,415      6,667,583
                                           -----------    -----------

        Total assets                       $10,409,514    $11,486,422
                                           ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
- - ---------------------------------

Notes payable                              $ 1,062,272    $ 1,157,906
Accrued interest                                10,047          7,703
Accrued liabilities                            381,470         20,000
Accrued liabilities - affiliate                 33,951         29,887
Other liabilities                                   --         31,546
Deferred rental income                          98,397         43,297
Cash distributions payable to partners         611,026      1,018,375
                                           -----------    -----------
        Total liabilities                    2,197,163      2,308,714
                                           -----------    -----------
Partners' capital (deficit):
   General Partner                          (1,305,918)    (1,257,650)
        Limited Partnership Interests
        (1,547,930 Units; initial
         purchase price of $25 each)         9,518,269     10,435,358
                                           -----------    -----------
        Total partners' capital              8,212,351      9,177,708
                                           -----------    -----------
        Total liabilities and partners'
         capital                           $10,409,514    $11,486,422
                                           ===========    ===========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                             1996         1995
                                          -----------  -----------
Income:
   Lease revenue                          $  720,593    $1,269,556
   Interest income                            50,019        60,599
   Gain on sale of equipment                 141,843       123,878
                                          ----------    ----------
      Total income                           912,455     1,454,033
                                          ----------    ----------

Expenses:
   Depreciation                              676,965       850,272
   Interest expense                           18,600        47,734
   Equipment management fees - affiliate      42,071        55,069

   Operating expenses - affiliate            529,150        57,438
                                          ----------    ----------
      Total expenses                       1,266,786     1,010,513
                                          ----------    ----------

Net income (loss)                         $ (354,331)   $  443,520
                                          ==========    ==========

Net income (loss)
    per limited partnership unit          $    (0.22)   $     0.27
                                          ==========    ==========

Cash distribution declared
    per limited partnership unit          $     0.38    $     0.63
                                          ==========    ==========




                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:                              $  (354,331)  $   443,520
Net income (loss)
Adjustments to reconcile net income
 (loss) to net cash from operating
   activities:
      Depreciation                            676,965       850,272
      Gain on sale of equipment              (141,843)     (123,878)

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                        (68,885)      159,667
      accounts receivable - affiliate          44,696     1,031,865
   Increase (decrease) in:
      accrued interest                          2,344         1,122
      accrued liabilities                     361,470        (5,500)
      accrued liabilities - affiliate           4,064       (56,350)
      deferred rental income                   55,100        49,286
                                          -----------   -----------
         Net cash from operating
         activities                           579,580     2,350,004
                                          -----------   -----------
Cash flows from investing activities:
   Proceeds from equipment sales              190,039       428,500
                                          -----------   -----------
         Net cash from investing
         activities                           190,039       428,500
                                          -----------   -----------
Cash flows from (used in) financing
   activities:
   Proceeds from notes payable                     --       789,005
   Principal payments - notes
   payable                                    (95,634)     (467,932)
   Distributions paid                      (1,018,375)   (1,018,375)
                                          -----------   -----------
        Net cash used in financing
        activities                         (1,114,009)     (697,302)
                                          -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                            (344,390)    2,081,202

Cash and cash equivalents at beginning
 of period                                  4,352,348     2,634,613
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 4,007,958   $ 4,715,815
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    16,256   $    46,612
                                          ===========   ===========

Supplemental disclosure of non-cash investing activities:
   See Note 4 to the financial statements.


                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- - -------------

  At March 31, 1996, the Partnership had $3,940,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- - ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,052,538 are due as follows:

  For the year ending March 31,   1997     $2,257,944
                                  1998      1,617,643
                                  1999      1,000,435
                                  2000         47,071
                                  2001         47,071
                            Thereafter         82,374
                                          -----------

                                 Total     $5,052,538
                                          ===========

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)



NOTE 4 - EQUIPMENT
- - ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                   Lease Term                     Equipment
     Equipment Type                 (Months)                       at Cost
- - ------------------------           ----------                    -----------

Aircraft                              1-38                      $ 17,939,648
Computers and peripherals             6-51                         6,303,454
Vessels                                 57                         4,205,030
Materials handling                    4-60                         2,401,184
Manufacturing                        24-60                         1,617,997
Trailers/intermodal containers       39-84                         1,419,900
Tractors and heavy duty trucks        1-84                           805,097
Construction and mining              11-60                           574,375
Communications                       50-60                           469,389
Retail store fixtures                12-60                            33,820
Energy systems                        9-60                            29,996
                                                                ------------

                      Total equipment cost                        35,799,890

                  Accumulated depreciation                       (29,826,475)
                                                                ------------

Equipment, net of accumulated depreciation                      $  5,973,415
                                                                ============

    During September and November of 1995, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, having a net book value of $70,221, to a third party for cash consideration of $143,500 which resulted in a net gain of $73,279. In December 1995, the Partnership replaced a portion of the trailers with comparable trailers and leased such trailers to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $341,383, was reduced by $41,733, representing the amount of gain deferred on the original trailers. The Partnership funded this transaction with $80,961 of cash consideration and long-term financing of $260,422. The remaining gain of $31,546 was deferred in anticipation of completing an additional like-kind exchange in 1996 and was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the three months ended March 31, 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended March 31, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction, which was reported as Contractual Right for Equipment on the Statement of Financial Position at December 31, 1995, was recognized as proceeds from equipment sales.

  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $28,101,922, representing approximately 78% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $8,878,000 and $1,133,000, respectively, at March 31, 1996. The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $5,827,110 and $608,408, respectively, at March 31, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $360,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to release the Aircraft at a base rent to the Partnership of $42,900 per month upon completion of the heavy maintenance.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996       1995
                                   ---------  ---------

Equipment management fees           $ 42,071   $ 55,069
Administrative charges                 5,250      3,000
Reimbursable operating expenses
 due to third parties                523,900     54,438
                                    --------   --------

  Total                             $571,221   $112,507
                                    ========   ========


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $178,647 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- - ----------------------

  Notes payable at March 31, 1996 consisted of installment notes of $1,062,272 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12%, except one note which bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At March 31, 1996, the applicable LIBOR adjusted rate was approximately 7.06%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at March 31, 1996.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


  The annual maturities of the installment notes payable are as follows:

  For the year ending March 31,  1997   $  503,802
                                 1998      368,895
                                 1999       34,834
                                 2000       37,367
                                 2001       40,085
                           Thereafter       77,289
                                        ----------

                                Total   $1,062,272
                                        ===========

NOTE 7 - SUBSEQUENT EVENT
- - -------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 7 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations.
- - --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- - ------------------------------------------------------------------------------
1995:
- - -----

Overview
- - --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1989.


Results of Operations
- - ---------------------

  For the three months ended March 31, 1996, the Partnership recognized lease revenue of $720,593 compared to $1,269,556 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations, including leases with Northwest Airlines, Inc. (Northwest), and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  For the three months ended March 31, 1996, the Partnership sold equipment having a net book value of $17,203 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $110,297 compared to a net gain of $123,878 on equipment having a net book value of $304,622 for the same period in 1995.

  During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. This amount was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the three months ended March 31, 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended March 31, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction, which was reported as Contractual Right for Equipment on the Statement of Financial Position at December 31, 1995, was recognized as proceeds from equipment sales. See Note 4 to the financial statements for additional discussion of this transaction.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


  It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

  The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

  Depreciation expense was $676,965 and $850,272 for the three months ended March 31, 1996 and 1995, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $18,600 or 2.6% of lease revenue for the three months ended March 31, 1996 compared to $47,734 or 3.8% of lease revenue for the same period in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5.8% of lease revenue for the three months ended March 31, 1996 compared to 4.3% of lease revenue for the same period in 1995. Management fees during the three months ended March 31, 1996 include $7,780, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance costs of approximately $666,000 incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
- - ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $579,580 and $2,350,004 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

  Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $190,039 in equipment sale proceeds compared to $428,500 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. ("Northwest"), returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 60% ownership interest with a cost and net book value of $5,827,110 and $608,408, respectively, at March 31, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $360,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to release the Aircraft at a base rent to the Partnership of $42,900 per month upon completion of the heavy maintenance. A second aircraft, in which the Partnership has a 10.36% ownership interest, will be returned by Northwest upon the expiration of its lease on December 31, 1996. The Partnership's interest in the aircraft had a cost and net book value of $1,202,082 and $217,096, respectively, at March 31, 1996.

  The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. During the three months ended March 31, 1995, the Partnership had cash inflows of $789,005 which resulted from leveraging a portion of the Partnership's equipment portfolio with third-party lenders. The Partnership obtained no long-term financing during the same period in 1996. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $611,026. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $580,475, and the General Partner was allocated 5%, or $30,551. The first quarter 1996 cash distribution was paid on April 15, 1996.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:  None

     Item 2.             Changes in Securities
                         Response:  None

     Item 3.             Defaults upon Senior Securities
                         Response:  None

     Item 4.             Submission of Matters to a Vote of Security Holders
                         Response:  None

     Item 5.             Other Information
                         Response:  None

     Item 6(a).          Exhibits
                         Response:  None

     Item 6(b).          Reports on Form 8-K
                         Response:  None

                                 SIGNATURE PAGE



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the
                       Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                 Date: May 13, 1996
                       ---------------------------



                  By:  /s/  Gary Romano
                       ---------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                 Date:  May 13, 1996
                        --------------------------