Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1996-08-14
CIK 847558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 -------------
                                      OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

                              -----------------------

For Quarter Ended June 30, 1996                  Commission File No. 0-18365




               American Income Partners V-B Limited Partnership
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                                  04-3061971
- -------------------------------                           --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                             02114
- ----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                             -----------  ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes            No
                                                       -----------  ----------

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
       at June 30, 1996 and December 31, 1995                            3

     Statement of Operations
       for the three and six months ended June 30, 1996 and 1995         4

     Statement of Cash Flows
       for the six months ended June 30, 1996 and 1995                   5

     Notes to the Financial Statements                                 6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10-13


PART II.  OTHER INFORMATION:

 Items 1 - 6                                                            14


                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------
Cash and cash equivalents                  $2,890,784   $ 4,352,348
Contractual right for equipment                    --        62,539
Rents receivable, net of allowance
 for doubtful accounts of $10,000             328,946       180,609
Accounts receivable - affiliate               214,993       223,343
Equipment at cost, net of accumulated
 depreciation of $29,957,552 and
 $29,880,329 at June 30, 1996
 and December 31, 1995, respectively        6,134,763     6,667,583
                                           ----------   -----------

   Total assets                            $9,569,486   $11,486,422
                                           ==========   ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                             $   938,875   $ 1,157,906
Accrued interest                               10,123         7,703
Accrued liabilities                           211,650        20,000
Accrued liabilities - affiliate                14,209        29,887
Other liabilities                                  --        31,546
Deferred rental income                         44,662        43,297
Cash distributions payable to partners        611,026     1,018,375
                                          -----------   -----------
   Total liabilities                        1,830,545     2,308,714
                                          -----------   -----------
Partners' capital (deficit):
   General Partner                         (1,329,589)   (1,257,650)
   Limited Partnership Interests
   (1,547,930 Units; initial purchase
   price of $25 each)                       9,068,530    10,435,358
                                          -----------   -----------
   Total partners' capital                  7,738,941     9,177,708
                                          -----------   -----------
   Total liabilities and partners'
    capital                               $ 9,569,486   $11,486,422
                                          ===========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                       Three Months     Six Months
                                      Ended June 30,  Ended June 30,
                                           1996            1995          1996         1995
                                     --------------  --------------  ------------  -----------

Income:
   Lease revenue                           $710,504      $1,000,673   $1,431,097    $2,270,229
   Interest income                           42,193          66,281       92,212       126,880
   Gain on sale of equipment                 56,151          71,492      197,994       195,370
                                           --------      ----------   ----------    ----------
   Total income                             808,848       1,138,446    1,721,303     2,592,479
                                           --------      ----------   ----------    ----------

Expenses:
   Depreciation                             453,698         762,829    1,130,663     1,613,101
   Interest expense                          23,934          44,839       42,534        92,573
   Equipment management fees
   - affiliate                               34,144          45,679       76,215       100,748
   Operating expenses - affiliate           159,456          30,494      688,606        87,932
                                           --------      ----------   ----------    ----------
   Total expenses                           671,232         883,841    1,938,018     1,894,354
                                           --------      ----------   ----------    ----------

Net income (loss)                          $137,616      $  254,605   $ (216,715)   $  698,125
                                           ========      ==========   ==========    ==========

Net income (loss)
   per limited partnership unit            $   0.08      $     0.16   $    (0.13)   $     0.43
                                           ========      ==========   ==========    ==========

Cash distributions declared
   per limited partnership unit            $   0.38      $     0.63   $     0.75    $     1.25
                                           ========      ==========   ==========    ==========




                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income (loss)                         $  (216,715)  $   698,125
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
   Depreciation                             1,130,663     1,613,101
   Gain on sale of equipment                 (197,994)     (195,370)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                      (148,337)      127,887
        accounts receivable - affiliate         8,350     1,604,304
   Increase (decrease) in:
        accrued interest                        2,420        (6,120)
        accrued liabilities                   191,650          (500)
        accrued liabilities - affiliate       (15,678)      (75,851)
        deferred rental income                  1,365       (16,595)
                                          -----------   -----------
     Net cash from operating
           activities                         755,724     3,748,981
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                     (657,000)           --
   Proceeds from equipment sales              288,144       726,583
                                          -----------   -----------
     Net cash from (used in) investing
           activities                        (368,856)      726,583
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                     --       789,005
   Principal payments - notes payable        (219,031)     (984,388)
   Distributions paid                      (1,629,401)   (2,036,750)
                                          -----------   -----------
     Net cash used in financing
           activities                      (1,848,432)   (2,232,133)
                                          -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                          (1,461,564)    2,243,431
                                          ------------  -----------
Cash and cash equivalents at beginning
 of period                                  4,352,348     2,634,613
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 2,890,784   $ 4,878,044
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    40,114   $    98,693
                                          ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
   See Note 4 to the financial statements.

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $2,885,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,427,641 are due as follows:

   For the year ending June 30, 1997   $2,087,212
                                1998    1,486,434
                                1999      689,247
                                2000       47,071
                                2001       47,071
                          Thereafter       70,606
                                      -----------

                               Total   $4,427,641
                                      ===========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)




                                   Lease Term         Equipment
Equipment Type                      (Months)           at Cost
- --------------                    -----------       ------------

Aircraft                              1-38          $ 18,596,648
Computers and peripherals             6-51             6,303,454
Vessels                                 57             4,205,030
Materials handling                    4-60             2,331,153
Manufacturing                        24-60             1,617,997
Trailers/intermodal containers       39-84             1,170,954
Tractors and heavy duty trucks       39-84               759,499
Construction and mining              11-60               574,375
Communications                       50-60               469,389
Retail store fixtures                12-60                33,820
Energy systems                        9-60                29,996
                                                      ----------

                      Total equipment cost            36,092,315

                  Accumulated depreciation           (29,957,552)
                                                      ----------
Equipment, net of accumulated depreciation          $  6,134,763
                                                      ----------

  During September and November of 1995, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, having a net book value of $70,221, to a third party for cash consideration of $143,500 which resulted in a net gain of $73,279. In December 1995, the Partnership replaced a portion of the trailers with comparable trailers and leased such trailers to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $341,383, was reduced by $41,733, representing the amount of gain deferred on the original trailers. The Partnership funded this transaction with $80,961 of cash consideration and long-term financing of $260,422. The remaining gain of $31,546 was deferred in anticipation of completing an additional like-kind exchange in 1996 and was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the six months ended June 30, 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations during the six months ended June 30, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction, which was reported as Contractual Right for Equipment on the Statement of Financial Position at December 31, 1995, was recognized as proceeds from equipment sales.

  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $28,101,922, representing approximately 78% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $8,572,000 and $1,002,000, respectively, at June 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $5,827,110 and $539,000, respectively, at June 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $360,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $42,900 per month, effective upon completion of the heavy maintenance. In addition, at June 30, 1996, the Partnership's portfolio included a proportionate interest in two Boeing 727-251 Advanced aircraft which were sold in July 1996 (See Note 7).

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)



NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                     1996      1995
                                   --------  --------

Equipment management fees          $ 76,215  $100,748
Administrative charges               10,500    10,500
Reimbursable operating expenses
 due to third parties               678,106    77,432
                                   --------  --------

       Total                       $764,821  $188,680
                                   ========  ========


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $214,993 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes of $938,875 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12%, except one note which bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At June 30, 1996, the applicable LIBOR adjusted rate was approximately 6.98%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at June 30, 1996.

  The annual maturities of the installment notes payable are as follows:

   For the year ending June 30, 1997   $482,201
                                1998    275,580
                                1999     35,451
                                2000     38,029
                                2001     40,794
                          Thereafter     66,820
                                      ---------

                               Total   $938,875
                                      =========


               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

  During July 1996, the Partnership sold its interest in two Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $265,796 and sale proceeds of $615,218. At June 30, 1996, the net carrying value of these aircraft to the Partnership was $431,853.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $710,504 and $1,431,097, respectively, compared to $1,000,673 and $2,270,229 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations, including leases with Northwest Airlines, Inc. (Northwest), and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $41,954 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $56,151 compared to a net gain of $71,492 on equipment having a net book value of $226,591 for the same period in 1995.

  For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $59,157 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $166,448 compared to a net gain of $195,370 on equipment having a net book value of $531,213 for the same period in 1995.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)


  During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. This amount was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the first quarter of 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the six months ended June 30, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction, which was reported as Contractual Right for Equipment on the Statement of Financial Position at December 31, 1995, was recognized as proceeds from equipment sales. See Note 4 to the financial statements for additional discussion of this transaction.

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

  Depreciation expense for the three and six months ended June 30, 1996 was $453,698 and $1,130,663, respectively, compared to $762,829 and $1,613,101 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $23,934 and $42,534 or 3.4% and 3% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $44,839 and $92,573 or 4.5% and 4.1% of lease revenue for the same periods in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.8% and 5.3% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 4.6% and 4.4% of lease revenue for each of the same periods in 1995. Management fees during the six

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)

months ended June 30, 1996 include $7,780, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance costs of approximately $614,000 incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $755,724 and $3,748,981 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $657,000 to replace certain aircraft engines. There were no equipment acquisitions during the same period in 1995. During the six months ended June 30, 1996, the Partnership realized $288,144 in equipment sale proceeds compared to $726,583 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 60% ownership interest with a cost and net book value to the Partnership of $5,827,110 and $539,000, respectively, at June 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $360,000, all of which was accrued during the

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)


three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $42,900 per month, effective upon completion of the heavy maintenance.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,222,052. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $1,160,949, and the General Partner was allocated 5%, or $61,103. The second quarter 1996 cash distribution was paid on July 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. In July 1996, the Partnership will collect cash of $881,014, consisting of lease termination rents equal to $265,796 and sale proceeds equal to $615,218, from the sale of its interests in two Boeing 727-Advanced jet aircraft to the lessee, Northwest Airlines, Inc. The amount of cash available for distribution to the Partners in future periods will be affected by this and other remarketing activities, which, depending upon timing, the amounts realized and other considerations, such as market conditions and any cash reserves retained by the Partnership, may cause the level of future quarterly cash distributions to fluctuate. Further, equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Notwithstanding such circumstances, the General Partner anticipates that cash proceeds resulting from the Partnership's rental and remarketing activities will satisfy the Partnership's future expense obligations.

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



                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP


                By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the
                       Registrant.


                By:    /s/  Michael J. Butterfield
                       ----------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  August 14, 1996
                       ----------------------------------------



                By:    /s/  Gary M. Romano
                       ----------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  August 14, 1996
                       ----------------------------------------