Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1996-11-12
CIK 847558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -----------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                               ----------------------


For Quarter Ended September 30, 1996                 Commission File No. 0-18365


               American Income Partners V-B Limited Partnership
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                           04-3061971
-------------------------------------                 --------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                  02114
-----------------------------------------             --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (617) 854-5800
                                                    -------------------------

-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----      -----

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
     Yes       No
         ----     ----

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                              Page
                                                              ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995               3

     Statement of Operations for the three and nine
       months ended September 30, 1996 and 1995                  4

     Statement of Cash Flows for the nine months
       ended September 30, 1996 and 1995                         5

     Notes to the Financial Statements                         6-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9-12

PART II.  OTHER INFORMATION:

  Items 1 - 6                                                   13


                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
------
Cash and cash equivalents                   $ 4,034,277    $ 4,352,348
Contractual right for equipment                      --         62,539
Rents receivable, net of allowance
  for doubtful accounts of $10,000              215,678        180,609
Accounts receivable - affiliate                 154,944        223,343
Equipment at cost, net of accumulated
  depreciation of $21,643,950 and
  $29,880,329 at September 30, 1996
  and December 31, 1995, respectively         5,120,515      6,667,583
                                            -----------    -----------
        Total assets                        $ 9,525,414    $11,486,422
                                            ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                               $   779,996    $ 1,157,906
Accrued interest                                  3,717          7,703
Accrued liabilities                             129,888         20,000
Accrued liabilities - affiliate                  10,362         29,887
Other liabilities                                    --         31,546
Deferred rental income                           67,817         43,297
Cash distributions payable to partners        2,427,806      1,018,375
                                            -----------    -----------
        Total liabilities                     3,419,586      2,308,714
                                            -----------    -----------
Partners' capital (deficit):
   General Partner                           (1,411,244)    (1,257,650)
   Limited Partnership Interests
     (1,547,930 Units; initial
     purchase price of $25 each)              7,517,072     10,435,358
                                            -----------    -----------
        Total partners' capital               6,105,828      9,177,708
                                            -----------    -----------
        Total liabilities and partners'
         capital                            $ 9,525,414    $11,486,422
                                            ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                               Three Months               Nine Months
                                            Ended September 30,       Ended September 30,
                                             1996         1995         1996         1995
                                          ----------   ----------   ----------   ----------
Income:
        Lease revenue                     $  850,789   $  833,105   $2,281,886   $3,103,334
        Interest income                       45,884       62,114      138,096      188,994
        Gain on sale of equipment            397,078      148,240      595,072      343,610
                                          ----------   ----------   ----------   ----------
          Total income                     1,293,751    1,043,459    3,015,054    3,635,938
                                          ----------   ----------   ----------   ----------

Expenses:
        Depreciation                         469,415      725,991    1,600,078    2,339,092
        Interest expense                      18,180       29,118       60,714      121,691
        Equipment management fees
          - affiliate                         41,238       40,205      117,453      140,953
        Operating expenses - affiliate       (29,775)      32,133      658,831      120,065
                                          ----------   ----------   ----------   ----------
          Total expenses                     499,058      827,447    2,437,076    2,721,801
                                          ----------   ----------   ----------   ----------
Net income                                $  794,693   $  216,012   $  577,978   $  914,137
                                          ==========   ==========   ==========   ==========
Net income
  per limited partnership unit            $     0.49   $     0.13   $     0.35   $     0.56
                                          ==========   ==========   ==========   ==========
Cash distributions declared
  per limited partnership unit            $     1.49   $     0.63   $     2.24   $     1.88
                                          ==========   ==========   ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                $   577,978   $   914,137
Adjustments to reconcile net income to
 net cash from operating activities:
       Depreciation                         1,600,078     2,339,092
       Gain on sale of equipment             (595,072)     (343,610)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                       (35,069)      288,262
       accounts receivable - affiliate         68,399     1,583,365
   Increase (decrease) in:
       accrued interest                        (3,986)      (18,625)
       accrued liabilities                    109,888        (1,750)
       accrued liabilities - affiliate        (19,525)      (69,760)
       deferred rental income                  24,520        18,601
                                          -----------   -----------
          Net cash from operating
           activities                       1,727,211     4,709,712
                                          -----------   -----------

Cash flows from (used in) investing
 activities:
   Purchase of equipment                     (657,000)           --
   Proceeds from equipment sales            1,230,055     1,163,582
                                          -----------   -----------
          Net cash from investing
           activities                         573,055     1,163,582
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                     --       789,005
   Principal payments - notes payable        (377,910)   (1,359,224)
   Distributions paid                      (2,240,427)   (3,055,126)
                                          -----------   -----------
          Net cash used in financing
           activities                      (2,618,337)   (3,625,345)
                                          -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                            (318,071)    2,247,949
Cash and cash equivalents at beginning
 of period                                  4,352,348     2,634,613
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 4,034,277   $ 4,882,562
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    64,700   $   140,316
                                          ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
  See Note 4 to the financial statements.

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

          In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

          At September 30, 1996, the Partnership had $3,700,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

          Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,639,689 are due as follows:


For the year ending September 30, 1997  $1,711,514
                                  1998   1,401,536
                                  1999     373,659
                                  2000      47,071
                                  2001      47,071
                            Thereafter      58,838
                                        ----------
                                 Total  $3,639,689
                                        ==========

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
------------------

          The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                           Lease Term     Equipment
    Equipment Type                          (Months)       at Cost
----------------------                    ------------    ---------

Aircraft                                          1-38   $ 16,192,484
Vessels                                             57      4,205,030
Materials handling                                4-60      1,788,657
Manufacturing                                    24-60      1,551,460
Computers and peripherals                         6-51        886,571
Tractors and heavy duty trucks                    1-84        739,399
Construction and mining                          11-60        526,525
Communications                                   50-60        469,389
Trailers/intermodal containers                   39-84        341,134
Retail store fixtures                            12-60         33,820
Energy systems                                    9-60         29,996
                                                         ------------

                                  Total equipment cost     26,764,465

                              Accumulated depreciation    (21,643,950)
                                                         ------------

            Equipment, net of accumulated depreciation   $  5,120,515
                                                         ============


  During September and November of 1995, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $143,500. The trailers had a net book value of $70,221 at the time of the transfer, resulting in a net gain of $73,279. In December 1995, the Partnership replaced a portion of the trailers with comparable trailers and leased such trailers to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $341,383, was reduced by $41,733, representing the amount of gain deferred on the original trailers. The Partnership funded this transaction with $80,961 of cash consideration and long-term financing of $260,422. The remaining gain of $31,546 was deferred in anticipation of completing an additional like-kind exchange in 1996 and was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the first quarter of 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations during the nine months ended September 30, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction, which was reported as Contractual Right for Equipment on the Statement of Financial Position at December 31, 1995, was recognized as proceeds from equipment sales.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $20,946,654, representing approximately 78% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $8,399,000 and $1,377,000, respectively, at September 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of approximately $6,484,000 and $1,028,000, respectively, at September 30, 1996. This aircraft was returned upon expiration of its lease term on

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $385,000, all of which was incurred or accrued during the nine months ended September 30, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $42,900 per month, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees          $117,453  $140,953
Administrative charges               15,750    15,750
Reimbursable operating expenses
 due to third parties               643,081   104,315
                                   --------  --------

  Total                            $776,284  $261,018
                                   ========  ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $154,944 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $779,996 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12%, except one note which bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At September 30, 1996, the applicable LIBOR adjusted rate was approximately 5.43%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:


For the year ending September 30, 1997  $427,016
                                  1998   180,517
                                  1999    36,079
                                  2000    38,702
                                  2001    41,516
                            Thereafter    56,166
                                        --------

                                 Total  $779,996
                                        ========

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $850,789 and $2,281,886, respectively, compared to $833,105 and $3,103,334 for the same periods in 1995. Lease revenue increased during the three months ended September 30, 1996 due to the receipt of $265,796 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996. The overall decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $544,833 and $603,990, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $397,078 and $595,072, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $2,404,163 and $431,852, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $615,218, which resulted in a net gain, for financial statement purposes, of $183,366. This equipment was sold prior to the expiration of the related lease term. The Partnership also realized lease termination rents equal to $265,796 relating to these aircraft.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


  For the three and nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $288,759 and $819,972, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $148,240 and $343,610, respectively.

  During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. This amount was reported as Other Liabilities on the Statement of Financial Position at December 31, 1995. During the first quarter of 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the nine months ended September 30, 1996. See Note 4 to the financial statements for additional discussion of this transaction.

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

  Depreciation expense for the three and nine months ended September 30, 1996 was $469,415 and $1,600,078, respectively, compared to $725,991 and $2,339,092 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $18,180 and $60,714 or 2.1% and 2.7% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $29,118 and $121,691 or 3.5% and 3.9% of lease revenue for the same periods in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.8% and 5.1% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 4.8% and 4.5% of lease revenue for the same periods in 1995. Management fees during the nine months ended September 30, 1996 include $7,780, resulting from an

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The overall increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance costs of approximately $511,000 incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. During the three months ended September 30, 1996, the Partnership received $211,119 from the former lessee of these aircraft, representing a partial reimbursement of such costs. The Partnership has entered into a new agreement to re-lease one of these aircraft (see discussion below). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,727,211 and $4,709,712 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $657,000 to replace certain aircraft engines to facilitate the re-lease of an aircraft, in which the Partnership has an ownership interest, to Transmeridian Airlines (see discussion below). There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $1,230,055 in equipment sale proceeds compared to $1,163,582 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 60% ownership interest with a cost and net book value to the Partnership of approximately $6,484,000 and $1,028,000, respectively, at September 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $385,000, all of which was incurred of accrued during the nine months ended September 30, 1996. The Partnership entered

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $42,900 per month, effective upon completion of the heavy maintenance.

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

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $3,649,858. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $3,467,365, and the General Partner was allocated 5%, or $182,493. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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


                       Date:  November 13, 1996
                              -----------------



                       By:  /s/  Gary M. Romano
                            -------------------
                            Gary M. Romano
                            Clerk of AFG Leasing IV Incorporated
                            (Duly Authorized Officer and
                            Principal Financial Officer)


                       Date:  November 13, 1996
                              -----------------