Form 10-Q
period 1997-03-31
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1997-05-15
CIK 847558

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ------------------------------------------------

                                         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                               ______________________


For Quarter Ended March 31, 1997                    Commission File No. 0-18365


               American Income Partners V-B Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Massachusetts                                          04-3061971
-------------------------------------                        -------------------
  (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                               02114
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------


--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  _X_    No  ___

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

             AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                  FORM 10-Q

                                    INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Statement of Financial Position
      at March 31, 1997 and December 31, 1996                               3

    Statement of Operations
      for the three months ended March 31, 1997 and 1996                    4

    Statement of Cash Flows
      for the three months ended March 31, 1997 and 1996                    5

    Notes to the Financial Statements                                     6-9


  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               10-13


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                              14

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1997 and December 31, 1996

                                  (Unaudited)

                                                         March 31,  December 31,
                                                            1997       1996
                                                         ----------  ----------
ASSETS

Cash and cash equivalents                                $1,887,223  $1,961,623

Rents receivable, net of allowance
for doubtful accounts of $10,000                            227,816     233,569

Accounts receivable - affiliate                              93,873     459,038

Equipment at cost, net of accumulated depreciation
  of $21,289,733 and $21,000,199 at March 31, 1997
  and December 31, 1996, respectively                     4,228,002   4,635,690
                                                         ----------  ----------

    Total assets                                         $6,436,914  $7,289,920
                                                         ----------  ----------
                                                         ----------  ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                            $  385,127  $  707,842
Accrued interest                                              5,117       7,428
Accrued liabilities                                          97,950      64,750
Accrued liabilities - affiliate                              29,020     226,297
Deferred rental income                                       33,934      45,434
Cash distributions payable to partners                      285,145     285,145
                                                         ----------  ----------

    Total liabilities                                       836,293   1,336,896
                                                         ----------  ----------
Partners' capital (deficit):
  General Partner                                        (1,436,504) (1,418,884)
  Limited Partnership Interests
  (1,547,930 Units; initial purchase price of $25 each)   7,037,125   7,371,908
                                                         ----------  ----------

Total partners' capital                                   5,600,621   5,953,024
                                                         ----------  ----------

Total liabilities and partners' capital                  $6,436,914  $7,289,920
                                                         ----------  ----------
                                                         ----------  ----------

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                           STATEMENT OF OPERATIONS
              for the three months ended March 31, 1997 and 1996

                                  (Unaudited)



                                                  1997         1996
                                               ---------     ----------
Income:

  Lease revenue                                $ 552,640     $  720,593

  Interest income                                 27,011         50,019

  Gain on sale of equipment                       39,487        141,843
                                               ---------     ----------

    Total income                                 619,138        912,455
                                               ---------     ----------

Expenses:

  Depreciation                                   395,176        676,965

  Interest expense                                13,816         18,600

  Equipment management fees - affiliate           27,334         42,071

  Operating expenses - affiliate                 250,070        529,150
                                               ---------     ----------

    Total expenses                               686,396      1,266,786
                                               ---------     ----------

Net loss                                       $ (67,258)    $ (354,331)
                                               ---------     ----------
                                               ---------     ----------

Net loss
  per limited partnership unit                 $   (0.04)    $    (0.22)
                                               ---------     ----------
                                               ---------     ----------

Cash distribution declared
  per limited partnership unit                 $    0.18     $     0.38
                                               ---------     ----------
                                               ---------     ----------

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                           STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                       1997          1996
                                                     ----------    ----------
Cash flows from (used in) operating activities:
Net loss                                             $  (67,258)   $ (354,331)

Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation                                        395,176       676,965
    Gain on sale of equipment                           (39,487)     (141,843)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                      5,753       (68,885)
    accounts receivable - affiliate                     365,165        44,696
  Increase (decrease) in:
    accrued interest                                     (2,311)        2,344
    accrued liabilities                                  33,200       361,470
    accrued liabilities - affiliate                    (197,277)        4,064
    deferred rental income                              (11,500)       55,100
                                                     ----------    ----------

      Net cash from operating activities                481,461       579,580
                                                     ----------    ----------

Cash flows from investing activities:
  Proceeds from equipment sales                          51,999       190,039
                                                     ----------    ----------

      Net cash from investing activities                 51,999       190,039
                                                     ----------    ----------

Cash flows used in financing activities:
  Principal payments - notes payable                   (322,715)      (95,634)
  Distributions paid                                   (285,145)   (1,018,375)
                                                     ----------    ----------

      Net cash used in financing activities            (607,860)   (1,114,009)
                                                     ----------    ----------

Net decrease in cash and cash equivalents               (74,400)     (344,390)

Cash and cash equivalents at beginning of period      1,961,623     4,352,348
                                                     ----------    ----------

Cash and cash equivalents at end of period           $1,887,223    $4,007,958
                                                     ----------    ----------
                                                     ----------    ----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $   16,127    $   16,256
                                                     ----------    ----------
                                                     ----------    ----------

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                 March 31, 1997

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

  At March 31, 1997, the Partnership had $1,775,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

  Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,566,160 are due as follows:

  For the year ending March 31, 1998    $ 2,607,319
                                1999        782,325
                                2000         47,071
                                2001         47,071
                                2002         47,071
                          Thereafter         35,303
                                        -----------
                                Total   $ 3,566,160
                                        -----------
                                        -----------

NOTE 4 - EQUIPMENT

  The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

                                           Lease Term       Equipment
            Equipment Type                  (Months)         at Cost
-------------------------------            ----------     ------------
Aircraft                                        1-38      $ 16,192,484
Vessels                                           57         4,205,030
Manufacturing                                  24-60         1,551,460
Materials handling                              4-60         1,266,400
Computers and peripherals                       6-51           886,571
Construction and mining                        11-60           526,525
Communications                                 50-60           469,389
Trailers/intermodal containers                 39-84           341,134
Retail store fixtures                          12-60            30,320
Energy systems                                  9-60            29,996
Tractors and heavy duty trucks                  1-84            18,426
                                                         -------------

                                Total equipment cost        25,517,735

                            Accumulated depreciation       (21,289,733)
                                                         -------------

          Equipment, net of accumulated depreciation      $  4,228,002
                                                         -------------
                                                         -------------

  At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $20,943,201, representing approximately 82% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $6,619,000 and $779,000, respectively, at March 31, 1997 (See also Note 8 - Subsequent Event). The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $6,484,000 and $777,000, respectively, at March 31, 1997. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $764,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a 18-month lease agreement with Transmeridian Airlines to release the Aircraft at a base monthly rent to the Partnership of $48,000 for 8 months and $42,000 for 10 months, effective upon completion of the heavy maintenance. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance.

NOTE 5 - RELATED PARTY TRANSACTIONS

  All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                            1997         1996
                                          --------     --------
  Equipment management fees               $ 27,334     $ 42,071
  Administrative charges                     9,258        5,250
  Reimbursable operating expenses
    due to third parties                   240,812      523,900
                                          --------     --------
       Total                              $277,404     $571,221
                                          --------     --------
                                          --------     --------

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $93,873 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

NOTE 6 - NOTES PAYABLE

  Notes payable at March 31, 1997 consisted of installment notes of $385,127 payable to banks and institutional lenders. Two of the installment notes are non-recourse, with interest rates of 10.12% and one note bears a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At March 31, 1997, the applicable LIBOR adjusted rate was 5.7%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents in the year ending March 31, 1998. The carrying value of notes payable approximates fair value at March 31, 1997.

NOTE 7 - LEGAL PROCEEDINGS

  On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

NOTE 8 - SUBSEQUENT EVENT

  On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for 1,987,000 shares of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

  The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The above-referenced Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

  As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $837,736 in cash and is the beneficial owner of 393,394 shares of Banyan common stock and holds a beneficial interest in the Banyan Note of $888,845.

  Cash equal to the amount of the Banyan Note is being held by Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from
the cash held in the segregated account.   If the Consent is obtained, the
Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

  In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by October 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

  The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

  The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and expects to engage an investment advisor to provide assistance and evaluate alternative remarketing strategies. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, within the next twelve months and possibly by December 31, 1997.

RESULTS OF OPERATIONS

  For the three months ended March 31, 1997, the Partnership recognized lease revenue of $552,640 compared to $720,593 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  For the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $12,512 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $39,487 compared to a net gain of $110,297 on equipment having a net book value of $17,203 for the same period in 1996.

  During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. During the three months ended March 31, 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations
for the three months ended March 31, 1996.   In addition, the remaining cash
consideration of $62,539 from the original transaction was recognized as proceeds from equipment sales.

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

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART 1. FINANCIAL INFORMATION

  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

  Depreciation expense was $395,176 and $676,965 for the three months ended March 31, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $13,816 or 2.5% of lease revenue for the three months
ended March 31, 1997, and   $18,600 or 2.6% of lease revenue for the same
period in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

  Management fees were approximately 4.9% and 5.8% of lease revenue during the three months ended March 31, 1997 and 1996, respectively. Management fees during the three months ended March 31, 1996 include $7,780, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $39,000 per month (see discussion below relating to the second aircraft). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART 1. FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $481,461 and $579,580 in 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $51,999 in equipment sale proceeds compared to $190,039 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 60% ownership interest. The Partnership's interest in the Aircraft had a cost and net book value of approximately $6,484,000 and $777,000, respectively, at March 31, 1997. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $764,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a 18-month lease agreement with Transmeridian Airlines to release the Aircraft at a base monthly rent to the Partnership of $48,000 for 8 months and $42,000 for 10 months, effective upon completion of the heavy maintenance. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable are scheduled to be fully amortized by noncancellable rents during the year ending March 31, 1998. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART 1. FINANCIAL INFORMATION

$285,145. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $270,888, and the General Partner was allocated 5%, or $14,257. The first quarter 1997 cash distribution was paid on April 14, 1997.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                            PART II. OTHER INFORMATION


  Item 1.                 Legal Proceedings
                          Response:  None

                          Refer to Note 7 to the financial statements herein.

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

                         AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP


                            By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                            By:  /s/  Michael J. Butterfield
                                ---------------------------------------------
                                 Michael J. Butterfield
                                 Treasurer of AFG Leasing IV Incorporated
                                 (Duly Authorized Officer and
                                 Principal Accounting Officer)


                            Date:  May 15, 1997
                                  -------------------------------------------


                            By:  /s/  Gary Romano
                                ---------------------------------------------
                                 Gary M. Romano
                                 Clerk of AFG Leasing IV Incorporated
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)


                            Date:  May 15, 1997
                                  --------------------------------------------