Form 10-Q
period 1997-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1997-08-14
CIK 847558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                               ______________________

For Quarter Ended June 30, 1997                      Commission File No. 0-18365

                American Income Partners V-B Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3061971
----------------------------------------                    --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

88 Broad Street, Boston, MA                                 02110
----------------------------------------                    --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1997 and December 31, 1996                           3

         Statement of Operations
              for the three and six months ended June 30, 1997 and 1996        4

         Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                  5

         Notes to the Financial Statements                                   6-9

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-14

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                               15

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                             June 30,   December 31,
                                                              1997          1996
                                                          -----------   -----------
ASSETS

Cash and cash equivalents                                 $ 2,550,324   $ 1,961,623

Rents receivable, net of allowance
   for doubtful accounts of $10,000                               447       233,569

Accounts receivable - affiliate                               160,769       459,038

Note receivable - Banyan                                      888,844            --

Investment in Banyan                                          590,091            --

Equipment at cost, net of accumulated depreciation
   of $18,016,364 and $21,000,199  at June 30, 1997
   and December 31, 1996, respectively                      2,261,030     4,635,690
                                                          -----------   -----------

         Total assets                                     $ 6,451,505   $ 7,289,920
                                                          ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $   191,201   $   707,842
Accrued interest                                                3,225         7,428
Accrued liabilities                                            15,000        64,750
Accrued liabilities - affiliate                                27,019       226,297
Deferred rental income                                         31,434        45,434
Cash distributions payable to partners                        285,145       285,145
                                                          -----------   -----------

         Total liabilities                                    553,024     1,336,896
                                                          -----------   -----------
Partners' capital (deficit):
   General Partner                                         (1,421,612)   (1,418,884)
   Limited Partnership Interests
   (1,547,930 Units; initial purchase price of $25 each)    7,320,093     7,371,908
                                                          -----------   -----------

         Total partners' capital                            5,898,481     5,953,024
                                                          -----------   -----------

         Total liabilities and partners' capital          $ 6,451,505   $ 7,289,920
                                                          ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                           Three Months             Six Months
                                          Ended June 30,          Ended June 30,
                                        1997        1996        1997          1996
                                    -----------   --------  -----------   -----------
Income:

    Lease revenue                   $ 1,524,964   $710,504  $ 2,077,604   $ 1,431,097

    Interest income                      21,860     42,193       48,871        92,212

    Gain (loss) on sale/exchange
       of equipment                    (383,440)    56,151     (343,953)      197,994
                                    -----------   --------  -----------   -----------

         Total income                 1,163,384    808,848    1,782,522     1,721,303
                                    -----------   --------  -----------   -----------
Expenses:

    Depreciation                        366,531    453,698      761,707     1,130,663

    Interest expense                      6,907     23,934       20,723        42,534

    Equipment management fees
      - affiliate                        75,895     34,144      103,229        76,215

    Operating expenses - affiliate      131,046    159,456      381,116       688,606
                                    -----------   --------  -----------   -----------

         Total expenses                 580,379    671,232    1,266,775     1,938,018
                                    -----------   --------  -----------   -----------

Net income (loss)                   $   583,005   $137,616  $   515,747   $  (216,715)
                                    ===========   ========  ===========   ===========
Net income (loss)
   per limited partnership unit     $      0.36   $   0.08  $      0.32   $     (0.13)
                                    ===========   ========  ===========   ===========

Cash distributions declared
   per limited partnership unit     $      0.18   $   0.38  $      0.35   $      0.75
                                    ===========   ========  ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                          1997          1996
                                                      -----------   -----------
Cash flows from (used in) operating activities:
Net income (loss)                                     $   515,747   $  (216,715)

Adjustments to reconcile net income (loss) to
   net cash from operating activities:
       Depreciation                                       761,707     1,130,663
       (Gain) loss on sale/exchange of equipment          343,953      (197,994)

Changes in assets and liabilities
    Decrease (increase) in:
       rents receivable                                   233,122      (148,337)
       accounts receivable - affiliate                    298,269         8,350
    Increase (decrease) in:
       accrued interest                                    (4,203)        2,420
       accrued liabilities                                (49,750)      191,650
       accrued liabilities - affiliate                   (199,278)      (15,678)
       deferred rental income                             (14,000)        1,365
                                                      -----------   -----------

          Net cash from operating activities            1,885,567       755,724
                                                      -----------   -----------
Cash flows from (used in) investing activities:
    Investment in Banyan stock                           (590,091)           --
    Note receivable - Banyan                             (888,844)           --
    Purchase of equipment                                      --      (657,000)
    Proceeds from equipment sales/exchange               1,269,000       288,144
                                                      -----------   -----------

          Net cash used in investing activities          (209,935)     (368,856)
                                                      -----------   -----------
Cash flows used in financing activities:
    Principal payments - notes payable                   (516,641)     (219,031)
    Distributions paid                                   (570,290)   (1,629,401)
                                                      -----------   -----------

          Net cash used in financing activities        (1,086,931)   (1,848,432)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      588,701    (1,461,564)

Cash and cash equivalents at beginning of period        1,961,623     4,352,348
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,550,324   $ 2,890,784
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest        $    24,926   $    40,114
                                                      ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1997

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $2,445,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $2,040,385 are due as follows:

          For the year ending June 30, 1998        $  1,371,663
                                       1999             503,974
                                       2000              47,071
                                       2001              47,071
                                       2002              47,071
                                 Thereafter              23,535
                                                   ------------

                                      Total        $  2,040,385
                                                   ============

      The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 aircraft at a base rent to the Partnership of $48,000 for 8 months and $42,000 for 10 months, effective April 30, 1997.

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

                                                Lease Term           Equipment
           Equipment Type                        (Months)             at Cost
------------------------------                  ----------         -------------
Aircraft                                           1-38            $ 16,192,484
Manufacturing                                     24-60               1,551,460
Materials handling                                 3-60               1,110,721
Construction and mining                           11-60                 526,525
Communications                                    50-60                 469,389
Trailers/intermodal containers                    39-84                 341,134
Retail store fixtures                             12-60                  30,320
Energy systems                                    12-60                  29,996
Tractors and heavy duty trucks                     1-84                  18,426
Computers and peripherals                          6-51                   6,939
                                                                   ------------

                                    Total equipmentcost              20,277,394

                               Accumulated depreciation             (18,016,364)
                                                                   ------------

             Equipment, net of accumulated depreciation            $  2,261,030
                                                                   ============

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $16,499,034, representing approximately 81% of total equipment cost.

      The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $135,000 and $500, respectively, at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - INVESTMENT IN BANYAN

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $847,080 in cash and is the beneficial owner of 393,394 shares

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

of Banyan common stock valued at $590,091 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $888,844.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by December 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

NOTE 6 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      1997      1996
                                                    --------  --------

Equipment management fees                           $103,229  $ 76,215
Administrative charges                                27,060    10,500
Reimbursable operating expenses
     due to third parties                            354,056   678,106
                                                    --------  --------

                          Total                     $484,345  $764,821
                                                    ========  ========

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $160,769 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

NOTE 7 - NOTES PAYABLE

      Notes payable at June 30, 1997 consisted of two installment notes of $191,201 payable to an institutional lender. The installment notes are non-recourse, both with interest rates of 10.12%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents in the year ending June 30, 1998. The carrying value of notes payable approximates fair value at June 30, 1997.

NOTE 8 - LEGAL PROCEEDINGS

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

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $1,524,964 and $2,077,604, respectively, compared to $710,504 and $1,431,097 for the same periods in 1996. The increase in lease revenue during both the three and six months ended June 30, 1997 reflects the receipts of prepaid contractual rental obligations of $1,142,614 associated with the exchange of its interest in the vessel (see disscussion below) offset by lease term expirations and equipment sales. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      During the three and six months ended June 30, 1997, the Partnership sold or exchanged equipment having a net book value of $1,600,441 and $1,612,953, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $383,440 and $343,953, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $4,205,030 and $1,597,566, respectively. In connection with this transaction, the Partnership realized proceeds of $1,183,401, which resulted in a net loss for financial statement purposes, of $414,165. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $847,080 in cash and is the beneficial owner of 393,394 shares of Banyan common stock valued at $590,091 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $888,844.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

      During the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $41,954 and $59,157, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $56,151 and $166,448, respectively.

      During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. During 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the six months ended June 30, 1996.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

      Depreciation expense for the three and six months ended June 30, 1997 was $366,531 and $761,707, respectively, compared to $453,698 and $1,130,663 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $6,907 and $20,723 or less than 1% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $23,934 and $42,534 or 3.4% and 3% of lease revenue for the same periods in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

      Management fees were 5% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 4.8% and 5.3% of lease revenue for each of the same periods in 1996. Management fees during the six months ended June 30, 1996 include $7,780, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred during the six months ended June 30, 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft. The second aircraft was re-leased to

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Transmeridian Airlines beginning April 1997. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,885,567 and $755,724 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Partnership realized net cash proceeds of $1,269,000, including proceeds from the exchange transaction, compared to $288,144 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the six months ended June 30, 1996, the Partnership expended $657,000 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

      As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $847,080 in cash and is the beneficial owner of 393,394 shares of Banyan common stock valued at $590,091 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $888,844.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable are scheduled to be fully amortized by noncanellable rents during the year ending

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

June 30, 1998. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $570,290. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $541,775, and the General Partner was allocated 5%, or $28,515. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

     Item 1.                 Legal Proceedings
                             Response:

                             Refer to Note 8 to the financial
                             statements herein.

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

                         AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                              By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                              By:   /s/  Michael J. Butterfield
                                    --------------------------------------------
                                    Michael J. Butterfield
                                    Treasurer of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                              Date: August 14, 1997


                              By:   /s/  Gary M. Romano
                                    --------------------------------------------
                                    Gary M. Romano
                                    Clerk of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

                              Date: August 14, 1997