Form 10-Q
period 1997-09-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1997-11-14
CIK 847558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from____________  to ____________

For Quarter Ended September 30, 1997              Commission File No. 0-18365


                  American Income Partners V-B Limited Partnership
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Massachusetts                                       04-3061971
--------------------------------                    -----------------
(State or other jurisdiction                        (IRS Employer
  incorporation or organization)                    Identification No.)



88 Broad Street, Boston, MA                               02110
-----------------------------------------               -------------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code (617) 854-5800


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes__X__   No___

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

      YES_____  NO_____

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I.  FINANCIAL INFORMATION:
  Item 1. Financial Statements............................................................................
    Statement of Financial Position at September 30, 1997 and December 31, 1996...........................          3
    Statement of Operations for the three and nine months ended September 30, 1997 and 1996...............          4
    Statement of Cash Flows for the nine months ended September 30, 1997 and 1996.........................          5
    Notes to the Financial Statements.....................................................................       6-10
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      11-15
  PART II.  OTHER INFORMATION:
  Items 1--6..............................................................................................         16

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS
Cash and cash equivalents...........................................................   $ 2,615,037    $1,961,623
Rents receivable, net of allowance for doubtful accounts of $10,000 at December 31,
  1996..............................................................................         2,083       233,569
Accounts receivable--affiliate......................................................       151,862       459,038
Note receivable--Banyan.............................................................       888,844        --
Investment in Banyan................................................................       590,091        --
Equipment at cost, net of accumulated depreciation of $18,284,464 and $21,000,199 at
  September 30, 1997 and December 31, 1996, respectively............................     1,907,606     4,635,690
                                                                                      -------------  ------------
    Total assets....................................................................   $ 6,155,523    $7,289,920
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL
Notes payable.......................................................................   $   121,002    $  707,842
Accrued interest....................................................................         1,020         7,428
Accrued liabilities.................................................................        22,500        64,750
Accrued liabilities--affiliate......................................................        15,403       226,297
Deferred rental income..............................................................        44,184        45,434
Cash distributions payable to partners..............................................       285,145       285,145
                                                                                      -------------  ------------
    Total liabilities...............................................................       489,254     1,336,896
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Partners' capital (deficit):
  General Partner...................................................................    (1,433,222)   (1,418,884)
  Limited Partnership Interests (1,547,930 Units; initial purchase price of $25
    each)...........................................................................     7,099,491     7,371,908
                                                                                      -------------  ------------
    Total partners' capital.........................................................     5,666,269     5,953,024
                                                                                      -------------  ------------
    Total liabilities and partners' capital.........................................   $ 6,155,523    $7,289,920
                                                                                      -------------  ------------
                                                                                      -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                    THREE MONTHS              NINE MONTHS
                                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                               ----------------------  --------------------------
                                                                  1997        1996         1997          1996
                                                               ----------  ----------  ------------  ------------
Income:
  Lease revenue..............................................  $  476,471  $  850,789  $  2,554,075  $  2,281,886
  Interest income............................................      34,544      45,884        83,415       138,096
  Gain (loss) on sale/exchange of equipment..................      38,680     397,078      (305,273)      595,072
                                                               ----------  ----------  ------------  ------------
    Total income.............................................     549,695   1,293,751     2,332,217     3,015,054
                                                               ----------  ----------  ------------  ------------
Expenses:
  Depreciation...............................................     353,104     469,415     1,114,811     1,600,078
  Interest expense...........................................       2,044      18,180        22,767        60,714
  Equipment management fees--affiliate.......................      23,462      41,238       126,691       117,453
  Operating expenses--affiliate..............................     118,152     (29,775)      499,268       658,831
                                                               ----------  ----------  ------------  ------------
    Total expenses...........................................     496,762     499,058     1,763,537     2,437,076
                                                               ----------  ----------  ------------  ------------
Net income...................................................  $   52,933  $  794,693  $    568,680  $    577,978
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Net income per limited partnership unit......................  $     0.03  $     0.49  $       0.35  $       0.35
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Cash distributions declared per limited partnership unit.....  $     0.17  $     1.49  $       0.52  $       2.24
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                                            1997         1996
                                                                                         -----------  -----------
Cash flows from (used in) operating activities:
Net income.............................................................................  $   568,680  $   577,978
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation.........................................................................    1,114,811    1,600,078
  (Gain) loss on sale/exchange of equipment............................................      305,273     (595,072)
  Decrease in allowance for doubtful accounts..........................................      (10,000)     --
Changes in assets and liabilities......................................................
  Decrease (increase) in:
    rents receivable...................................................................      241,486      (35,069)
    accounts receivable--affiliate.....................................................      307,176       68,399
  Increase (decrease) in:
    accrued interest...................................................................       (6,408)      (3,986)
    accrued liabilities................................................................      (42,250)     109,888
    accrued liabilities--affiliate.....................................................     (210,894)     (19,525)
    deferred rental income.............................................................       (1,250)      24,520
                                                                                         -----------  -----------
      Net cash from operating activities...............................................    2,266,624    1,727,211
                                                                                         -----------  -----------
Cash flows from (used in) investing activities:
  Investment in Banyan stock...........................................................     (590,091)     --
  Note receivable--Banyan..............................................................     (888,844)     --
  Purchase of equipment................................................................      --          (657,000)
  Proceeds from equipment sales........................................................    1,308,000    1,230,055
                                                                                         -----------  -----------
      Net cash from (used in) investing activities.....................................     (170,935)     573,055
                                                                                         -----------  -----------
Cash flows used in financing activities:
  Principal payments--notes payable....................................................     (586,840)    (377,910)
  Distributions paid...................................................................     (855,435)  (2,240,427)
                                                                                         -----------  -----------
      Net cash used in financing activities............................................   (1,442,275)  (2,618,337)
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................      653,414     (318,071)
Cash and cash equivalents at beginning of period.......................................    1,961,623    4,352,348
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 2,615,037  $ 4,034,277
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.............................................  $    29,175  $    64,700
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Supplemental schedule of non-cash investing and financing activities:
  See Note 4 to the financial statements.

    The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP
                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Partnership had $2,505,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,654,243 are due as follows:

   For the year ending September 30, 1998       $1,275,645
                                     1999          225,622
                                     2000           47,071
                                     2001           47,071
                                     2002           47,071
                               Thereafter           11,768
                                                ----------
                                    Total       $1,654,248
                                                ----------
                                                ----------

    The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 Aircraft at a base rent to the Partnership of $48,000 per month for 8 months and $42,000 per month for 10 months, effective April 30, 1997.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)


NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                           REMAINING
                                           LEASE TERM     EQUIPMENT
EQUIPMENT TYPE                               (MONTHS)       AT COST
--------------------------------          -------------  ------------
Aircraft.................................        0-16    $ 16,192,484
Manufacturing............................          17       1,551,460
Materials handling.......................        0-17       1,066,888
Construction and mining..................        0-19         526,525
Communications...........................           0         469,389
Trailers/intermodal containers...........          63         299,643
Retail store fixtures....................          15          30,320
Energy systems...........................           0          29,996
Tractors and heavy duty trucks...........           0          18,426
Computers and peripherals................        0-15           6,939
                                                  ---    ------------
  Total equipment cost...................                  20,192,070
    Accumulated depreciation.............                 (18,284,464)
                                                         ------------
    Equipment, net of accumulated
      depreciation.....................                  $  1,907,606
                                                         ------------
                                                         ------------

    During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. During 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the nine months ended September 30, 1996. In addition, the remaining cash consideration of $62,539 from the original transaction was recognized as proceeds from equipment sales in 1996.

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $16,499,034, representing approximately 82% of total equipment cost.

    The summary above includes equipment held for sale or re-lease which had been fully depreciated with an original cost of approximately $93,000 at September 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

NOTE 5--INVESTMENT IN BANYAN

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Partnership. A distribution of $78,679 ($0.20 per share) is scheduled to be paid to the Partnership on or before November 15, 1997.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)

NOTE 6--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                          1997        1996
                                                       ----------  ----------

Equipment management fees........................      $  126,691  $  117,453
Administrative charges...........................          41,995      15,750
Reimbursable operating expenses
  due to third parties...........................         457,273     643,081
                                                       ----------  ----------
    Total........................................      $  625,959  $  776,284
                                                       ----------  ----------
                                                       ----------  ----------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $151,862 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 7--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of two installment notes of $121,002 payable to an institutional lender. The installment notes are non-recourse, both with interest rates of 10.12%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents or the Partnership's available cash in the year ending September 30, 1998. The carrying value of notes payable approximates fair value at September 30, 1997.

NOTE 8--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)


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

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

OVERVIEW

    The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, possibly by December 31, 1998.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $476,471 and $2,554,075, respectively, compared to $850,789 and $2,281,886 for the same periods in 1996. Lease revenue in 1997 includes the receipt of prepaid contractual rental obligations of $1,142,614 associated with the exchange of its interest in the vessel (see discussion below). In addition, lease revenue for the three and nine months ended September 30, 1996 included the receipt of $265,796 of lease termination rents received in connection with the sale of the Partnership's interest in two 727-Advanced aircraft in July 1996 (see discussion below). The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    During the three months ending September 30, 1997, the Partnership sold equipment having a net book value of $320 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $38,680. During the nine months ended September 30, 1997, the Partnership sold or exchanged equipment having a net book value of $1,613,273, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes of $305,273. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $4,205,030 and $1,597,566, respectively. In connection with this transaction, the Partnership realized proceeds of $1,183,401, which resulted in a net loss

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION

for financial statement purposes, of $414,165. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Partnership. A distribution of $78,679 ($0.20 per share) is scheduled to be paid to the Partnership on or before November 15, 1997.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $544,833 and $603,990, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $397,078 and $595,072, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $2,404,163 and $431,852, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $615,218, which resulted in a net gain, for financial statement

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION


purposes, of $183,366. This equipment was sold prior to the expiration of the related lease term. The Partnership also realized lease termination rents equal to $265,796 relating to these aircraft.

    During 1995, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace all of the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes, a portion of which was completed in 1995. A gain of $31,546, pertaining to the trailers which had not been exchanged in 1995, was deferred in anticipation of completing the exchange in 1996. During 1996, the Partnership elected not to replace the remaining trailers and, accordingly, the remaining deferred gain of $31,546 was recognized as Gain on Sale of Equipment on the Statement of Operations for the nine months ended September 30, 1996. See Note 4 to the financial statements for additional discussion.

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

    Depreciation expense for the three and nine months ended September 30, 1997 was $353,104 and $1,114,811, respectively, compared to $469,415 and $1,600,078 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $2,044 and $22,767 or less than 1% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $18,180 and $60,714 or 2.1% and 2.7% of lease revenue for the same periods in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

    Management fees were 4.9% and 5% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4.8% and 5.1% of lease revenue for each of the same periods in 1996. Management fees during the nine months ended September 30, 1996, include $7,780 resulting from an

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION

underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred during the nine months ended September 30, 1997 and 1996 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft in the third quarter of 1996. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft. The second aircraft was re-leased to Transmeridian Airlines beginning April 1997 at a base rent to the Partnership of $48,000 per month for 8 months and $42,000 per month for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,266,624 and $1,727,211 for the nine months ended September 30, 1997 and 1996, respectively. Net cash from operating activities in both 1997 and 1996 included lease termination rents as described above. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership realized net cash proceeds of $1,308,000 including proceeds from the exchange transaction, compared to $1,230,055 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $657,000 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

    As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $847,080 in cash and is the beneficial owner of 393,394 shares of

Banyan common stock valued at $590,091 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $888,844.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable are scheduled to be fully amortized by noncanellable rents during the year ending September 30, 1998. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

    Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $855,435. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $812,663 and the General Partner was allocated 5%, or $42,772. The second quarter 1997 cash distribution was paid on October 14, 1997.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings Response:

                  Refer to Note 8 to the financial statements, herein.

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

                   AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP


                   By: AFG Leasing IV Incorporated, a Massachusetts
                       corporation and the General Partner of the
                       Registrant.

                   By: _____________________________________________
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)

                   Date:_____________________________________________


                   By: _______________________________________________
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                   Date: ______________________________________________

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

                   AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP


                   By: AFG Leasing IV Incorporated, a Massachusetts
                       corporation and the General Partner of the
                       Registrant.

                   By: /s/ Michael J. Butterfield
                       _____________________________________________
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)

                 Date: November 14, 1997
                       _______________________________________________


                   By: /s/ Gary M. Romano
                       _______________________________________________
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                 Date: November 14, 1997
                       ________________________________________________