Form 10-K
period 1997-12-31
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1998-03-31
CIK 847558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1997
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________ to ___________________________

Commission file number         0-18365
                       ---------------------------------------------------------

                American Income Partners V-B Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                   04-3061971
------------------------------------------       -------------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                  Identification No.)

 88 Broad Street, Sixth Floor, Boston, MA        02110
------------------------------------------       -------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act       NONE
                                                          ----------------------

     Title of each class             Name of each exchange on which registered

------------------------------       -------------------------------------------
------------------------------       -------------------------------------------

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----

                                     PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             5

Item 3.           Legal Proceedings                                                                                      5

Item 4.           Submission of Matters to a Vote of Security Holders                                                    5

                                     PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                            6

Item 6.           Selected Financial Data                                                                                7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                             7

Item 8.           Financial Statements and Supplementary Data                                                            7

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                             7

                                    PART III

Item 10.          Directors and Executive Officers of the Partnership                                                    8

Item 11.          Executive Compensation                                                                                10

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                        11

Item 13.          Certain Relationships and Related Transactions                                                        11

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    13-15

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

     The Closing Date of the Offering of Units of the Partnership was December 27, 1989. The initial purchase of equipment and the associated lease commitments occurred on December 28, 1989. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein. The Partnership will terminate no later than December 31, 2000; however, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 8 to the accompanying financial statements.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 5 to the financial statements, included in Item 14, herein.

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

     Generally, the Partnership is prohibited from reinvesting the proceeds generated by refinancing or selling equipment. Accordingly, it is anticipated that the Partnership will begin to liquidate its portfolio of equipment at the expiration of the initial and renewal lease terms and to distribute the net liquidation proceeds. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the General Partner and the Manager.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

      EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

     In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

ITEM 2.  PROPERTIES.

      Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS.

      Incorporated herein by reference to Note 8 to the financial statements in the 1997 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information

     There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

     At December 31, 1997, there were 2,210 record holders of Units in the Partnership.

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

     Distributions in 1997 and 1996 were as follows:

                                                     General        Recognized
                                      Total          Partner          Owners
                                  -----------     -----------      -----------
Total 1997 distributions          $ 1,069,295     $    53,465      $ 1,015,830

Total 1996 distributions            3,935,003         196,750        3,738,253
                                  -----------     -----------      -----------
             Total                $ 5,004,298     $   250,215      $ 4,754,083
                                  -----------     -----------      -----------
                                  -----------     -----------      -----------

      Distributions payable at December 31, 1997 and 1996 were $213,860 and $285,145, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

     (a-b) Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing IV Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1998 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

        Name                                            Title                                     Age             Term
--------------------------------           ---------------------------------------------         -----         -----------

Geoffrey A. MacDonald                      Chairman and a member of the                                          Until a
                                           Executive Committee of EFG                                           successor
                                           and President and a Director                                          is duly
                                           of the General Partner                                  49           elected
                                                                                                                   and
                                                                                                                qualified
Gary D. Engle                              President and Chief Executive
                                           Officer and member of the
                                           Executive Committee of EFG and a Director
                                           of the General Partner                                  49

Gary M. Romano                             Executive Vice President and Chief
                                           Operating Officer of EFG and
                                           Clerk of the General Partner                            38

James A. Coyne                             Executive Vice President of EFG                         37

Michael J. Butterfield                     Vice President, Finance and Treasurer
                                           of EFG and Treasurer of the
                                           General Partner                                         38

James F. Livesey                           Vice President, Aircraft and Vessels
                                           of EFG                                                  48

Sandra L. Simonsen                         Senior Vice President, Information Systems
                                           of EFG                                                  47

Gail D. Ofgant                             Vice President, Lease Operations of EFG                 32

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.


     (e) Business Experience

      Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

      Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is a limited partner in AALP. Mr. Engle is also a limited partner in ONC. In May 1997, Mr. Engle was elected to the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

      Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano was appointed Chief Financial Officer of Semele in November 1997. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

      Mr. Coyne, age 37, is Executive Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. Mr. Coyne was appointed Executive Vice President of EFG in September 1997. Mr. Coyne is a limited partner in AALP and ONC. In October 1997, Mr. Coyne was elected President and Chief Operating Officer of Semele. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

      Mr. Butterfield, age 38, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner. Mr. Butterfield was appointed Treasurer of Semele in November 1997. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

      Mr. Livesey, age 48, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

      Ms. Simonsen, age 47, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

      Ms. Ofgant, age 32, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 10.4 of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and Note 5 to the financial statements included in
Item 14, herein.

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

     As of March 1, 1998, the following person or group owns beneficially more than 5% of the Partnership's 1,547,930 outstanding Units:

                                                      Name and                            Amount                  Percent
              Title                                  Address of                        of Beneficial                of
            of Class                              Beneficial Owner                       Ownership                 Class
--------------------------------    ----------------------------------------       --------------------          -----------
       Units Representing           Atlantic Acquisition Limited Partnership
       Limited Partnership                      88 Broad Street                        94,570 Units                6.11%
            Interests                          Boston, MA 02110

      Messrs. Engle, MacDonald and Coyne have ownership interests in AALP. In December 1996, EFG purchased a Class D interest in AALP. See Items 10 and 13 of this report.

     The ownership and organization of EFG is described in Item 1 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The General Partner of the Partnership is AFG Leasing IV Incorporated, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                         1997            1996             1995
                                     -----------     -----------      ----------
Equipment management fees            $   150,289     $   144,159      $  177,760
Administrative charges                    56,929          37,037          21,000
Reimbursable operating
     expenses due to third parties       484,845         916,221         355,605
                                     -----------     -----------      ----------
                    Total            $   692,063     $ 1,097,417      $  554,365
                                     -----------     -----------      ----------
                                     -----------     -----------      ----------

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

     All rents and proceeds from the sale of equipment are paid directly to either EFG or a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1997, the Partnership was owed $165,242 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1998.

     During 1997, the Partnership and certain affiliated investment programs sponsored by EFG exchanged their ownership interests in certain vessels for aggregate consideration of $11,565,375. The Partnership's share of such consideration was $2,326,015 consisting of common stock in Semele valued at $590,091, a note receivable from Semele of $888,844 and cash of $847,080. For further discussion, see Note 4, "Investment Securities - Affiliate / Note Receivable - Affiliate to the financial statements included in Item14 herein and
Item 10.

     Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"), both Massachusetts limited partnerships formed in 1995 owned and controlled by certain principals of EFG, own 94,570 Units or 6.11% and 17,594 Units or 1.14% of the total outstanding units of the Partnership, respectively. EFG owns a Class D interest in AALP and a 49% limited partnership interest in ONC, both of which it acquired in December 1996.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     See Item 13(a) above.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

         (1)     Financial Statements:

                 Report of Independent Auditors................................*

                 Statement of Financial Position
                 at December 31, 1997 and 1996.................................*

                 Statement of Operations
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Statement of Changes in Partners' Capital
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Statement of Cash Flows
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Notes to the Financial Statements.............................*

         (2)     Financial Statement Schedules:

                 None required.

         (3)     Exhibits:

                 Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


      Exhibit
      Number
   ------------

        4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-27828).

       13 The 1997 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

       23        Consent of Independent Auditors.

       99  (a)   Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1990 as Exhibit 28 (b) and is incorporated herein by reference.


* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see Part II).

      Exhibit
      Number
   ------------


       99  (b)   Lease agreement with Gearbulk Shipowning Ltd. was filed in the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995 as Exhibit 99 (c) and is incorporated herein by reference.

       99  (c)   Lease agreement with Horizon Air Industries, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99(d) and is incorporated herein by reference.

       99  (d)   Lease agreement with Sunworld International Airlines, Inc.
                 was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99(e) and is incorporated herein by reference.

       99  (e)   Lease agreement with Transmeridian Airlines is filed in the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997 and is included herein.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        By: AFG Leasing IV Incorporated,
                       a Massachusetts corporation and the
                       General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald               By: /s/ Gary D. Engle
    -----------------------------------         --------------------------------
Geoffrey A. MacDonald                       Gary D. Engle
Chairman and a member of the                President and Chief Executive
Executive Committee of EFG and              Officer and a member of the
President and a Director of the             Executive Committee of EFG and a
General Partner                             Director of the General Partner
                                            (Principal Executive Officer)


Date:     March 31, 1998                    Date:     March 31, 1998
     ----------------------------------          -------------------------------


By: /s/ Gary M. Romano                      By: /s/ Michael J. Butterfield
    -----------------------------------         --------------------------------
Gary M. Romano                              Michael J. Butterfield
Executive Vice President and Chief          Vice President, Finance and
Operating Officer of EFG and Clerk          Treasurer of EFG and Treasurer
of the General Partner                      of the General Partner
(Principal Financial Officer)               (Principal Accounting Officer)


Date:     March 31, 1998                    Date:     March 31, 1998
     ----------------------------------          -------------------------------