Form 10-Q
period 1998-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1998-08-14
CIK 847558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998



OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                               _______________________



For Quarter Ended June 30, 1998                      Commission File No. 0-18365


                American Income Partners V-B Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                  04-3061971
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification No.)

88 Broad Street, Boston, MA                     02110
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (617) 854-5800


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX




                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1998 and December 31, 1997                          3

         Statement of Operations
              for the three and six months ended June 30, 1998 and 1997       4

         Statement of Changes in Partners' Capital
              for the six months ended June 30, 1998                          5

         Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                 6

         Notes to the Financial Statements                                  7-11


     Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                              17

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1998 and December 31, 1997

                                  (Unaudited)


                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                 -----------    -------------
ASSETS

Cash and cash equivalents                                        $ 2,977,443    $ 2,806,479

Rents receivable                                                      30,163          4,563

Accounts receivable - affiliate                                      749,167        165,242

Note receivable - affiliate                                          888,844        888,844

Investment securities - affiliate                                    319,633        295,046

Equipment at cost, net of accumulated depreciation
 of $17,360,659 and $21,000,199 at June 30, 1998
 and December 31, 1997, respectively                                 965,067      1,555,180
                                                                 -----------    -----------
Total assets                                                     $ 5,930,317    $ 5,715,354
                                                                 -----------    -----------
                                                                 -----------    -----------
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                    $      --      $    24,608
Accrued interest                                                        --              209
Accrued liabilities                                                  308,921          9,200
Accrued liabilities - affiliate                                        1,164         26,753
Deferred rental income                                                26,884         55,718
Cash distributions payable to partners                               213,860        213,860
                                                                 -----------    -----------
Total liabilities                                                    550,829        330,348
                                                                 -----------    -----------
                                                                 -----------    -----------
Partners' capital (deficit):
  General Partner                                                 (1,447,561)    (1,447,285)
  Limited Partnership Interests
  (1,547,930 Units; initial purchase price of $25 each)            6,827,049      6,832,291
                                                                 -----------    -----------
Total partners' capital                                            5,379,488      5,385,006
                                                                 -----------    -----------

Total liabilities and partners' capital                          $ 5,930,317    $ 5,715,354
                                                                 -----------    -----------
                                                                 -----------    -----------



                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1998 and 1997

                                  (Unaudited)



                                         Three Months                  Six Months
                                        Ended June 30,                Ended June 30,
                                     1998           1997          1998        1997
                                 -----------    -----------   -----------    --------

Income:

Lease revenue                    $   309,315   $ 1,524,964    $   689,230   $ 2,077,604

Interest income                       36,341        21,860         73,644        48,871

Interest income - affiliate           22,468          --           44,689          --

Gain on sale of equipment            506,995        30,725        516,995        70,212

Loss on exchange of equipment           --        (414,165)          --        (414,165)
                                 -----------   -----------    -----------   -----------
Total income                         875,119     1,163,384      1,324,558     1,782,522
                                 -----------   -----------    -----------   -----------
Expenses:

Depreciation                         198,560       366,531        409,213       761,707

Interest expense                        --           6,907           --          20,723

Equipment management fees
  - affiliate                         15,202        75,895         33,755       103,229

Operating expenses - affiliate       427,211       131,046        483,975       381,116
                                 -----------   -----------    -----------   -----------
Total expenses                       640,973       580,379        926,943     1,266,775
                                 -----------   -----------    -----------   -----------
Net income                       $   234,146   $   583,005    $   397,615   $   515,747
                                 -----------   -----------    -----------   -----------
                                 -----------   -----------    -----------   -----------
Net income
 per limited partnership unit    $      0.14   $      0.36    $      0.24   $      0.32
                                 -----------   -----------    -----------   -----------
                                 -----------   -----------    -----------   -----------
Cash distributions declared
  per limited partnership unit   $      0.13   $      0.18    $      0.26   $      0.35
                                 -----------   -----------    -----------   -----------
                                 -----------   -----------    -----------   -----------



                    The accompanying notes are integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1998

                                  (Unaudited)


                                               General           Recognized Owners
                                               Partner       -----------------------
                                               Amount           Units        Amount          Total
                                             -----------      ---------   -----------    -----------
Balance at December 31, 1997                 $(1,447,285)     1,547,930   $ 6,832,291    $ 5,385,006

Net income                                        19,881           --         377,734        397,615

Unrealized gain on investment
  securities - affiliate                           1,229           --          23,358         24,587
                                             -----------      ---------   -----------    -----------
Comprehensive income                              21,110           --         401,092        422,202

Cash distributions declared                      (21,386)          --        (406,334)      (427,720)
                                             -----------      ---------   -----------    -----------
Balance at June 30, 1998                     $(1,447,561)     1,547,930   $ 6,827,049    $ 5,379,488
                                             -----------      ---------   -----------    -----------
                                             -----------      ---------   -----------    -----------


                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997

                                  (Unaudited)



                                                         1998           1997
                                                     -----------    -----------

Cash flows from (used in) operating activities:
Net income                                           $   397,615    $   515,747

Adjustments to reconcile net income to
  net cash from (used in) operating activities:
    Depreciation                                         409,213        761,707

Gain on sale of equipment                               (516,995)       (70,212)

Loss on exchange of equipment                               --          414,165

Non-cash proceeds on termination rents                      --         (295,533)

Changes in assets and liabilities
  Decrease (increase) in:
    Rents receivable                                     (25,600)       233,122

Accounts receivable - affiliate                         (583,925)       298,269

Increase (decrease) in:
  Accrued interest                                          (209)        (4,203)
  Accrued liabilities                                    299,721        (49,750)
  Accrued liabilities - affiliate                        (25,589)      (199,278)
  Deferred rental income                                 (28,834)       (14,000)
                                                     -----------    -----------
      Net cash from (used in) operating activities       (74,603)     1,590,034
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from equipment sales                          697,895         85,598
                                                     -----------    -----------
      Net cash from investing activities                 697,895         85,598
                                                     -----------    -----------
Cash flows used in financing activities:
  Principal payments - notes payable                     (24,608)      (516,641)
  Distributions paid                                    (427,720)      (570,290)
                                                     -----------    -----------

      Net cash used in financing activities             (452,328)    (1,086,931)
                                                     -----------    -----------

Net increase in cash and cash equivalents                170,964        588,701

Cash and cash equivalents at beginning of period       2,806,479      1,961,623
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,977,443    $ 2,550,324
                                                     -----------    -----------
                                                     -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $       209    $     24,926
                                                     -----------    -----------
                                                     -----------    -----------

Supplemental disclosure of non-cash investing and financing activities:
    See Note 5 to the financial statements.



                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S- X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital, to be included in comprehensive income. During the six months ended June 30, 1998, total comprehensive income amounted to $422,202.

     Certain reclassifications have been made to the financial statements for the six months ended June 30, 1997 to conform to the 1997 Annual Report presentation.


NOTE 2 - CASH

     At June 30, 1998, the Partnership had $2,870,599 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $674,747 are due as follows:

     For the year ending June 30, 1999          $   509,999
                                  2000               47,071
                                  2001               47,071
                                  2002               47,071
                                  2003               23,535
                                                -----------

                                  Total         $   674,747
                                                -----------
                                                -----------

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Continued)

equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                              Remaining
                                              Lease Term                        Equipment
          Equipment Type                       (Months)                         at Cost
------------------------------                ---------                    --------------

Aircraft                                           0-7                     $   15,291,969
Manufacturing                                        8                          1,551,460
Materials handling                                 0-8                            663,726
Construction and mining                             10                            433,247
Trailers/intermodal containers                      54                            299,643
Retail store fixtures                                6                             30,320
Energy systems                                       0                             29,996
Tractors and heavy duty trucks                       0                             18,426
Computers and peripherals                          0-6                              6,939
                                                                           --------------

                                  Total equipment cost                         18,325,726

                              Accumulated depreciation                        (17,360,659)
                                                                           --------------
            Equipment, net of accumulated depreciation                     $      965,067
                                                                           --------------
                                                                           --------------

     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $15,598,518, representing approximately 85% of total equipment cost.

     The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $2,980,749 and $719,233, respectively, at June 30, 1998. This equipment reflects the Partnership's proportionate interests in two Fairchild Metro III aircraft formerly leased to Horizon Air Industries, Inc. The General Partner is currently holding discussions with third parties related to the sale of these aircraft. In addition, the summary above includes equipment being leased on a month-to-month basis.


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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Continued)


occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Semele (the "Semele Note").

     As a result of the exchange transaction and its original 53.54% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $847,080 in cash, became the beneficial owner of 393,394 shares of Semele common stock (valued at $590,091 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $888,844. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $44,689 related to the Semele Note during the six months ended June 30, 1998. The Partnership's interest in the vessel had an original cost and net book value of $4,205,030 and $1,597,566, respectively. The proceeds realized by the Partnership of $1,183,401 resulted in a net loss, for financial statement purposes, of $414,165. In addition, as this Vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the Vessel's lease agreement of $1,142,614.

     Cash equal to the amount of the Semele Note was placed in escrow for the benefit of Semele in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Semele sought consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Semele's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Semele, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Semele's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Semele, EFG or any affiliate; and (ii) an amendment extending Semele's life to perpetual and changing its name from Banyan Strategic Land Fund II. Contemporaneously with the Consent being obtained, Semele declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $78,679 was paid to the Partnership on November 17, 1997. This dividend represented a return of equity to the Partnership, which proportionately reduced the Partnership's investment in Semele. Subsequent to the exchange transaction, Gary D. Engle, President and Chief Executive Officer of EFG, was elected to the Board of Directors and appointed Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG was appointed Semele's President and Chief Operating Officer, and elected to the Board of Directors.

     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele affected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 39,339 shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $24,587. This gain was reported as a component of comprehensive income, included in partners' capital.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Continued)



                                                              1998                  1997
                                                          -------------         --------

     Equipment management fees                          $        33,755         $     103,229
     Administrative charges                                      29,868                27,060
     Reimbursable operating expenses
         due to third parties                                   454,107               354,056
                                                        ---------------         -------------

                                     Total              $       517,730         $     484,345
                                                        ---------------         -------------
                                                        ---------------         -------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $749,167 by EFG for such funds and the interest thereon. This balance included proceeds of $676,895 related to the sale of the Partnership's interest in an aircraft engine in June 1998. These funds were remitted to the Partnership in July 1998.


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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1998

                                   (Continued)


by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of American Income Partners V-B Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

Overview

     The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. The Partnership's stated investment objectives and policies contemplated that the Partnership would windup its operations within approximately seven years of its inception. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $309,315 and $689,230, respectively, compared to $1,524,964 and $2,077,604 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 reflects the effects of lease term expirations, the sale of equipment and the exchange, in the second quarter of 1997, of the Partnership's interest in a vessel for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II) ("Semele"), a note receivable from Semele and cash (see Note 5 to the financial statements herein). During the six months ended June 30, 1997, the Partnership recognized lease revenue of $1,279,436 related to this Vessel. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     During each of the three and six months ending June 30, 1998, the Partnership sold equipment having a net book value of $180,900 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $506,995 and $516,995, respectively.

     During the three and six months ended June 30, 1997, the Partnership sold equipment having a net book value of $2,875 and $15,386, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $30,725 and $70,212, respectively. During the three months ended June 30, 1997, the Partnership also exchanged its interest in a vessel with an original cost and net book value of $4,205,030 and $1,597,566, respectively. In connection with this transaction, the Partnership realized proceeds of $1,183,401, which resulted in a net loss for financial statement purposes, of $414,165. In addition, as this Vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the Vessel's lease agreement in the amount of $1,142,614. See below for further discussion related to the Vessel.

     On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by Gearbulk Shipowning Ltd. (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, consisting of 1,987,000 newly issued shares (at $1.50 per share) of common stock in Semele, a purchase money note of $8,219,500 (the "Note") and cash of $365,375. Semele is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. At the date of the exchange transaction, the common stock of Semele had a net book value of approximately $1.50 per share and a closing market value of $1.00 per share. Semele has one principal real estate asset consisting of an undeveloped 274 acre parcel of land near Malibu, California ("Rancho Malibu").

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

     Cash equal to the amount of the Semele Note was placed in escrow for the benefit of Semele in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Semele sought consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2)

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


make additional amendments to restrict the acquisition of its common stock in a way to protect Semele's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Semele, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Semele's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided the majority of the board shall consist of members independent of Semele, EFG or any affiliate; and (ii) an amendment extending Semele's life to perpetual and changing its name from Banyan Strategic Land Fund II. Contemporaneously with the Consent being obtained, Semele declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $78,679 was paid to the Partnership on November 17, 1997. This dividend represented a return of equity to the Partnership, which proportionately reduced the Partnership's investment in Semele. Subsequent to the exchange transaction, Gary D. Engle, President and Chief Executive Officer of EFG, was elected to the Board of Directors and appointed Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG was appointed Semele's President and Chief Operating Officer, and elected to the board of Directors.

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

     Depreciation expense for the three and six months ended June 30, 1998 was $198,560 and $409,213, respectively, compared to $366,531 and $761,707 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $6,907 and $20,723 during the three and six months ended June 30, 1997. The Partnership's notes payable were fully amortized on January 1, 1998.

     Management fees were approximately 4.9% of lease revenue for each of the three and six months ended June 30, 1998, compared to 5% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $427,211 and $483,975 for the three and six months ended June 30, 1998, respectively, compared to $131,046 and $381,116 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $302,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Significant operating expenses were incurred during the six months ended June 30, 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $74,603 and a net cash inflow of $1,590,034 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Partnership realized net cash proceeds of $697,895, compared to $85,598 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     As a result of the exchange transaction (see Results of Operations), the Partnership holds a beneficial interest in the Semele Note of $888,844 and became the beneficial owner of 393,394 shares of Semele common stock valued at $590,091 ($1.50 per share) at the date of the transaction.

     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 39,339 shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $24,587. This gain was reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized on January 1, 1998.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $427,720. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $406,334, and the General Partner was allocated 5%, or $21,386. The second quarter 1998 cash distribution was paid on July 14, 1998.

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

     The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statement. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

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


                  Date:
                           --------------------------------------------



                  By:
                           --------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                  Date:
                           --------------------------------------------

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


                  Date:    August 14, 1998
                           --------------------------------------------


                  By:      /s/  Gary Romano
                           --------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                  Date:    August 14, 1998
                           --------------------------------------------