Form 10-Q
period 1999-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 1999-08-13
CIK 847558

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                              --------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

                               ____________________

For Quarter Ended June 30, 1999                      Commission File No. 0-18365

                American Income Partners V-B Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-3061971
-------------------------------                       -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)

    88 Broad Street, Boston, MA                            02110
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1999 and December 31, 1998                                3

         Statement of Operations
              for the three and six months ended June 30, 1999 and 1998             4

         Statement of Changes in Partners' Capital
              for the six months ended June 30, 1999                                5

         Statement of Cash Flows
              for the six months ended June 30, 1999 and 1998                       6

         Notes to the Financial Statements                                       7-13

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               14-19

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                    20

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                              June 30,     December 31,
                                                                1999            1998
                                                           ------------    ------------
ASSETS

Cash and cash equivalents                                  $  6,875,844    $  4,762,386

Rents receivable                                                     --           2,978

Accounts receivable - affiliate                                 618,586       2,103,987

Note receivable - affiliate                                     888,844         888,844

Investment securities - affiliate                               162,273         162,273

Marketable securities                                           235,385              --

Equipment held for re-sale                                      996,322              --

Equipment at cost, net of accumulated depreciation
   of $543,269 and $13,395,899 at June 30, 1999
   and December 31, 1998, respectively                          148,063         169,215
                                                           ------------    ------------

         Total assets                                      $  9,925,317    $  8,089,683
                                                           ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    449,177    $    504,900
Accrued liabilities - affiliate                                  56,041           9,548
Deferred rental income                                               --          24,700
Other liabilities                                                 2,810       2,010,000
Cash distributions payable to partners                          213,860         213,860
                                                           ------------    ------------

         Total liabilities                                      721,888       2,763,008
                                                           ------------    ------------

Partners' capital (deficit):
   General Partner                                           (1,256,365)     (1,450,202)
   Limited Partnership Interests
   (1,547,930 Units; initial purchase price of $25 each)     10,459,794       6,776,877
                                                           ------------    ------------

         Total partners' capital                              9,203,429       5,326,675
                                                           ------------    ------------

         Total liabilities and partners' capital           $  9,925,317    $  8,089,683
                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                 Three Months              Six Months
                                                 Ended June 30,           Ended June 30,
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------

Income:

    Lease revenue                           $   40,580   $  309,315   $  104,056   $  689,230

    Interest income                            134,603       36,341      217,655       73,644

    Interest income - affiliate                 22,160       22,468       44,077       44,689

    Gain on sale of equipment                4,104,132      506,995    4,208,832      516,995
                                            ----------   ----------   ----------   ----------

         Total income                        4,301,475      875,119    4,574,620    1,324,558
                                            ----------   ----------   ----------   ----------


Expenses:

    Depreciation                                10,576      198,560       21,152      409,213

    Equipment management fees - affiliate        1,676       15,202        4,497       33,755

    Operating expenses - affiliate             124,063      427,211      265,667      483,975
                                            ----------   ----------   ----------   ----------

         Total expenses                        136,315      640,973      291,316      926,943
                                            ----------   ----------   ----------   ----------


Net income                                  $4,165,160   $  234,146   $4,283,304   $  397,615
                                            ==========   ==========   ==========   ==========

Net income
   per limited partnership unit             $     2.56   $     0.14   $     2.63   $     0.24
                                            ==========   ==========   ==========   ==========

Cash distributions declared
   per limited partnership unit             $     0.13   $     0.13   $     0.26   $     0.26
                                            ==========   ==========   ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1999

                                   (Unaudited)

                                     General            Recognized Owners
                                     Partner       ---------------------------
                                      Amount           Units         Amount          Total
                                   ------------    ------------   ------------    ------------

Balance at December 31, 1998       $ (1,450,202)      1,547,930   $  6,776,877    $  5,326,675

   Net income                           214,165              --      4,069,139       4,283,304

   Unrealized gain on investment
     securities                           1,058              --         20,112          21,170
                                   ------------    ------------   ------------    ------------

Comprehensive income                    215,223              --      4,089,251       4,304,474
                                   ------------    ------------   ------------    ------------

Cash distributions declared             (21,386)             --       (406,334)       (427,720)
                                   ------------    ------------   ------------    ------------

Balance at June 30, 1999           $ (1,256,365)      1,547,930   $ 10,459,794    $  9,203,429
                                   ============    ============   ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                               1999           1998
                                                            -----------    -----------
Cash flows from (used in) operating activities:
Net income                                                  $ 4,283,304    $   397,615

Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                              21,152        409,213
       Gain on sale of equipment                             (4,208,832)      (516,995)

Changes in assets and liabilities Decrease (increase) in:
       Rents receivable                                           2,978        (25,600)
       Accounts receivable - affiliate                        1,485,401       (583,925)
    Increase (decrease) in:
       Accrued interest                                              --           (209)
       Accrued liabilities                                      (55,723)       299,721
       Accrued liabilities - affiliate                           46,493        (25,589)
       Deferred rental income                                   (24,700)       (28,834)
       Other liabilities                                     (2,007,190)            --
                                                            -----------    -----------

          Net cash used in operating activities                (457,117)       (74,603)
                                                            -----------    -----------

Cash flows from (used in) investing activities:
    Purchase of marketable securities                          (214,215)            --
    Purchase of equipment held for re-sale                     (996,322)            --
    Proceeds from equipment sales                             4,208,832        697,895
                                                            -----------    -----------

          Net cash from investing activities                  2,998,295        697,895
                                                            -----------    -----------

Cash flows used in financing activities:
    Principal payments - notes payable                               --        (24,608)
    Distributions paid                                         (427,720)      (427,720)
                                                            -----------    -----------

          Net cash used in financing activities                (427,720)      (452,328)
                                                            -----------    -----------

Net increase in cash and cash equivalents                     2,113,458        170,964

Cash and cash equivalents at beginning of period              4,762,386      2,806,479
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 6,875,844    $ 2,977,443
                                                            ===========    ===========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest              $        --    $       209
                                                            ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
      See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities during the six months ended June 30, 1999.

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $6,760,060 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $164,748 are due as follows:

     For the year ending June 30,  2000               $   47,071
                                   2001                   47,071
                                   2002                   47,071
                                   2003                   23,535
                                                      ----------

                                  Total               $  164,748
                                                      ==========

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

                                           Remaining
                                           Lease Term       Equipment
          Equipment Type                   (Months)           at Cost
------------------------------             ----------       ----------
Materials handling                                0         $  354,468
Trailers/intermodal containers                   42            299,643
Retail store fixtures                             0             30,336
Computers and peripherals                         0              6,885
                                                            ----------

                                Total equipment cost           691,332

                            Accumulated depreciation          (543,269)
                                                            ----------
          Equipment, net of accumulated depreciation        $  148,063
                                                            ==========

     At June 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $306,550, representing approximately 44% of total equipment cost.

     At June 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 39,339 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $888,844. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $44,077 and $44,689 related to the Semele Note during the six months ended June 30, 1999 and 1998, respectively.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended June 30, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $4.125 per share (the quoted price on the NASDAQ SmallCap market at June 30, 1999), resulting in an unrealized gain of $19,670. This gain offsets an unrealized loss of the same amount recorded during the three months ended March 31, 1999.

NOTE 6 - MARKETABLE SECURITIES

     In April 1999, the Partnership purchased marketable securities in the amount of $214,215. The Partnership increased the carrying value of its investment in these securities based on the quoted price of the securities on the New York Stock Exchange at June 30, 1999, resulting in an unrealized gain of $21,170. This gain was reported as a component of comprehensive income, included in partners' capital.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)

NOTE 7 - EQUIPMENT HELD FOR RE-SALE

     On June 29, 1999, the Partnership acquired equipment for the purpose of re-sale in the amount of $996,322. This equipment was sold in July 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                  1999                1998
                                               -----------         ----------

     Equipment management fees                 $     4,497         $   33,755
     Administrative charges                         58,730             29,868
     Reimbursable operating expenses
         due to third parties                      206,937            454,107
                                               -----------         ----------

                                    Total      $   270,164         $  517,730
                                               ===========         ==========

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1999, the Partnership was owed $618,586 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $19,000 and $14,000, respectively.

NOTE 9 - LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)


     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. At June 30, 1999, the Partnership owned marketable securities, having a cost of $214,215, and equipment held for re-sale, having a cost of $996,322, that were purchased pursuant to the authority granted to the General Partner by the Court. The equipment held for resale was sold in July 1999.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $85,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $234,000, all of which also was accrued and expensed by the Partnership in 1998.

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

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following are updates to the Partnership's prior disclosures on Form 10-K for 1998:

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)


ACTION INVOLVING TRANSMERIDIAN AIRLINES

     On November 9, 1998, First Security Bank, N.A., as trustee of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs), filed an action in Superior Court of the Commonwealth of Massachusetts in Suffolk County against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations, asserting various causes of action for declaratory judgment and breach of contract. The action subsequently was removed to United States District Court for the District of Massachusetts. Transmeridian filed counterclaims for breach of contract, quantum meruit, conversion, breach of the implied covenant of good faith and fair dealing, and violation of M.G.L.
c. 93A. The Plaintiffs subsequently filed an Amended Complaint asserting claims for breaches of contract and covenant of good faith and fair dealing against Transmeridian and breach of guaranty against Apple Vacations.

     The Plaintiffs are seeking damages for, among other things, breach of contract arising out of Transmeridian's refusal to repair or replace burned engine blades found in one engine during a pre-return inspection of an aircraft leased by Transmeridian from the Plaintiffs, a Boeing 727-251 ADV aircraft (the "Aircraft"). The estimated cost to repair the engine and lease a substitute engine during the repair period was approximately $488,000. Repairs were completed in June 1999. The Plaintiffs intend to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease agreement and are seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. Notwithstanding the foregoing, the Plaintiffs were required to advance the cost of repairing the engine and leasing a substitute engine and cannot be certain whether the guarantees will be enforced. Therefore, the Partnership accrued and expensed its share of these costs, or approximately $224,000 in 1998 and $68,000 in 1999. Discovery is ongoing and a trial date has been tentatively scheduled for April 17, 2000. The General Partner plans to vigorously pursue this action; however, it is too early to predict the Plaintiffs' likelihood of success. This aircraft was sold in June 1999.

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                  (Continued)


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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Partner's V-B Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

     The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 9 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2000.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $40,580 and $104,056, respectively, compared to $309,315 and $689,230 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of the Partnership's interests in two aircraft which provided a total of $24,700 and $486,000 of lease revenue for the six months ended June 30, 1999 and 1998, respectively (see further discussion below). In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

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

     Interest income for the three and six months ended June 30, 1999 was $156,763 and $261,732, respectively, compared to $58,809 and $118,333 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income for the six months ended June 30, 1999 and 1998 included $44,077 and $44,689, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (see Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue and the proceeds from equipment sales, among other factors.

     During the three and six months ended June 30, 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $4,104,132 and $4,208,832, respectively, compared to net gains of $506,995 and $516,995 on equipment having a net book value of $180,900 for the same periods in 1998. The net gain in 1999 includes $4,080,000 related to the sale of the Partnership's interests in two aircraft (see further discussion below).

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1999 was $10,576 and $21,152, respectively, compared to $198,560 and $409,213 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.1% and 4.3% of lease revenue for the three and six months ended June 30, 1999, respectively, compared to approximately 4.9% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $124,063 and $265,667 for the three and six months ended June 30, 1999, respectively, compared to $427,211 and $483,975 for the same periods in 1998. Operating expenses in 1999 include approximately $68,000 related to the refurbishment of an aircraft engine (see discussion below) and an adjustment for 1998 actual administrative charges and third party costs of approximately $33,000. During the six months ended June 30, 1998, the Partnership incurred or accrued $302,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 9 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, in 1999 the principal source of such cash resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. In addition, in 1998, cash inflows were used to satisfy debt service obligations associated with leveraged leases. Operating activities resulted in net cash outflows of $457,117 and $74,603 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Partnership realized $4,208,832 in equipment sale proceeds compared to $697,895 for the same period in 1998. Sale proceeds in 1999 include $4,080,000 related to the Partnership's interests in two Boeing 727-251 ADV jet aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     In January 1999, upon expiration of the lease term, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into an agreement to sell a Boeing 727-251 ADV jet aircraft to the lessee for $2,450,000. The sale agreement permitted the lessee to return the aircraft to the Programs, subject to certain conditions, on or before April 10, 1999.

     During the first quarter of 1999, the Partnership received $869,413, representing a portion of the Partnership's total sale proceeds with the remainder of the sale proceeds being received in the second quarter of 1999, subsequent to the expiration of the lessee's option to return the aircraft. In aggregate, the Partnership received $1,470,000 for its interest in this aircraft. Due to the contingent nature of the sale, the Partnership deferred recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $5,827,110 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $1,470,000.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 9 to the accompanying financial statements regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $224,000. The Partnership accrued $156,000 of these costs in 1998 and the balance was incurred in the six months ended June 30, 1999.

     The Programs also were required to reimburse the Purchaser for its cost to lease a substitute engine during the period that the damaged engine was being repaired. This cost was approximately $114,000, of which the Partnership's share was approximately $68,000, all of which was accrued in 1998 in connection with the litigation referenced above.

     In addition, the purchase and sale agreement permitted the Purchaser to return the Aircraft to the Programs, subject to a number of conditions, for $4,350,000, reduced by an amount equivalent to $450 multiplied by the number of flight hours since the Aircraft's most recent C Check. Among the conditions precedent to the Purchaser's returning the Aircraft, the Purchaser must have completed its intended installation of hush-kitting on the Aircraft to conform to Stage 3 noise regulations. This work was completed in January 1999. The Purchaser's return option was to expire on May 15, 1999.

     Due to the contingent nature of the sale, the Partnership deferred recognition of the sale and a resulting gain until expiration of the Purchaser's return option on May 15, 1999. The Partnership's share of the December proceeds was $2,010,000, which amount was deposited into EFG's customary escrow account and transferred to the Partnership, together with the Partnership's other December rental receipts, in January 1999. Upon the installation of the refurbished engine on the Aircraft, the remainder of the sale consideration, or $1,000,000 and the interest thereon, was released from the escrow account to the Programs. The Partnership's share of this payment was $609,504, including interest of $9,504. In aggregate, the Partnership received sales proceeds of $2,610,000 for its interest in the Aircraft. The Partnership's interest in the Aircraft had a cost of $6,484,110 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $2,610,000.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $164,748 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to pay management fees and operating expenses.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 1999, the Partnership's carrying value of the Semele common stock remained the same. An unrealized gain of $24,587 was recognized for the same period in 1998 and reported as a component of comprehensive income included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

     In April 1999, the Partnership purchased marketable securities in the amount of $214,215. The Partnership increased the carrying value of its investment in these securities based on the quoted price of the securities on the New York Stock Exchange at June 30, 1999, resulting in an unrealized gain of $21,170. This gain was reported as a component of comprehensive income, included in partners' capital. In addition, on June 29, 1999, the Partnership acquired equipment for the purpose of re-sale in the amount of $996,322. This equipment was sold in July 1999.

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

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancing of $427,720. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $406,334, and the General Partner was allocated 5% or $21,386. The second quarter 1999 cash distribution was paid on July 15, 1999.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the second quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings
                Response:

                Refer to Note 9 to the financial
                statements herein.

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

                               Date: August 13, 1999
                                     -------------------------------------------

                               By:   /s/ Gary Romano
                                     -------------------------------------------
                                     Gary M. Romano
                                     Clerk of AFG Leasing IV Incorporated
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                               Date: August 13, 1999
                                     -------------------------------------------