Form 10-Q
period 2000-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 2000-08-14
CIK 847558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from          to

                          Commission File No. 0-18365

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                         Page
                                                                         -----
 PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and
             1999......................................................      4

             Statement of Changes in Partners' Capital
              for the six months ended June 30, 2000..................       5

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999..........      6

             Notes to the Financial Statements.........................   7-11

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  12-16

 PART II. OTHER INFORMATION:

     Items 1-6..........................................................    17

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------
ASSETS
Cash and cash equivalents............................. $2,513,440   $8,007,462
Rents receivable......................................         --        4,251
Accounts receivable--affiliate........................      5,389       10,747
Investment in real estate venture.....................  5,663,457           --
Note receivable--affiliate............................    888,844      888,844
Investment securities--affiliate......................    181,943      226,199
Marketable securities.................................         --      241,960
Equipment at cost, net of accumulated depreciation of
 $297,900 and $330,707 at June 30, 2000 and December
 31, 1999, respectively...............................    105,759      126,911
                                                       ----------   ----------
    Total assets...................................... $9,358,832   $9,506,374
                                                       ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities................................... $  217,802   $  285,939
Accrued liabilities--affiliate........................      6,043        6,315
Other liabilities.....................................         --        5,977
Cash distributions payable to partners................         --      213,860
                                                       ----------   ----------
    Total liabilities.................................    223,845      512,091
                                                       ----------   ----------
Partners' capital (deficit):
 General Partner...................................... (1,259,786)  (1,266,821)
 Limited Partnership Interests (1,547,930 Units;
  initial purchase price of $25 each)................. 10,394,773   10,261,104
                                                       ----------   ----------
    Total partners' capital...........................  9,134,987    8,994,283
                                                       ----------   ----------
    Total liabilities and partners' capital........... $9,358,832   $9,506,374
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

     For the three and six months ended June 30, 2000 and 1999 (Unaudited)

                         For the three months ended   For the six months ended
                                  June 30,                    June 30,
                         ---------------------------- -------------------------
                             2000           1999         2000         1999
                         ------------- -------------- -------------------------
Income:
 Lease revenue ......... $     18,861  $       40,580 $    37,409 $     104,056
 Interest income .......       38,628         134,603     128,092       217,655
 Interest income--
  affiliate ............       21,917          22,160      44,077        44,077
 Gain on sale of
  marketable
  securities............           --              --     143,465            --
 Gain on sale of
  equipment.............        6,825       4,104,132       6,825     4,208,832
                         ------------  -------------- ----------- -------------
    Total income........       86,231       4,301,475     359,868     4,574,620
                         ------------  -------------- ----------- -------------
Expenses:
 Depreciation...........       10,576          10,576      21,152        21,152
 Equipment management
  fees--affiliate.......          590           1,676       1,164         4,497
 Operating expenses--
  affiliate.............       54,751         124,063      88,304       265,667
 Partnership's share of
  unconsolidated
  real estate venture's
  loss..................       30,966              --      36,543            --
                         ------------  -------------- ----------- -------------
    Total expenses......       96,883         136,315     147,163       291,316
                         ------------  -------------- ----------- -------------
Net (loss) income....... $    (10,652) $    4,165,160 $   212,705 $   4,283,304
                         ============  ============== =========== =============
Net (loss) income per
 limited partnership
 unit................... $       (.01) $         2.56 $       .13 $        2.63
                         ============  ============== =========== =============
Cash distributions
 declared per limited
 partnership unit....... $         --  $          .13 $        -- $         .26
                         ============  ============== =========== =============


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     For the six months ended June 30, 2000
                                  (Unaudited)

                                  General      Recognized Owners
                                  Partner    ---------------------
                                  Amount       Units     Amount       Total
                                -----------  --------- -----------  ----------
Balance at December 31, 1999... $(1,266,821) 1,547,930 $10,261,104  $8,994,283
 Net income....................      10,635         --     202,070     212,705
 Less: Reclassification
  adjustment for sale of
  marketable securities........      (1,387)        --     (26,358)    (27,745)
 Unrealized loss on investment
  securities--affiliate........      (2,213)        --     (42,043)    (44,256)
                                -----------  --------- -----------  ----------
Comprehensive income ..........       7,035         --     133,669     140,704
                                -----------  --------- -----------  ----------
Balance at June 30, 2000....... $(1,259,786) 1,547,930 $10,394,773  $9,134,987
                                ===========  ========= ===========  ==========


   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                           2000        1999
                                                        ----------  ----------
Cash flows provided by (used in) operating activities:
Net income............................................  $  212,705  $4,283,304
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation........................................      21,152      21,152
  Gain on sale of marketable securities...............    (143,465)         --
  Gain on sale of equipment...........................      (6,825) (4,208,832)
  Partnership's share of unconsolidated real estate
   venture's loss.....................................      36,543          --
Changes in assets and liabilities
 Decrease in:
  Rents receivable....................................       4,251       2,978
  Accounts receivable--affiliate......................       5,358   1,485,401
 Increase (decrease) in:
  Accrued liabilities.................................     (68,137)    (55,723)
  Accrued liabilities--affiliate......................        (272)     46,493
  Deferred rental income..............................          --     (24,700)
  Other liabilities...................................      (5,977) (2,007,190)
                                                        ----------  ----------
    Net cash provided by (used in) operating
     activities.......................................      55,333    (457,117)
                                                        ----------  ----------
Cash flows provided by (used in) investing activities:
 Purchase of marketable securities....................          --    (214,215)
 Purchase of equipment held for re-sale...............          --    (996,322)
 Proceeds from equipment sales........................       6,825   4,208,832
 Investment in real estate venture....................  (5,700,000)         --
 Proceeds from sale of marketable securities..........     357,680          --
                                                        ----------  ----------
    Net cash provided by (used in) investing
     activities.......................................  (5,335,495)  2,998,295
                                                        ----------  ----------
Cash flows used in financing activities:
 Distributions paid...................................    (213,860)   (427,720)
                                                        ----------  ----------
    Net cash used in financing activities.............    (213,860)   (427,720)
                                                        ----------  ----------
Net (decrease) increase in cash and cash equivalents..  (5,494,022)  2,113,458
Cash and cash equivalents at beginning of period......   8,007,462   4,762,386
                                                        ----------  ----------
Cash and cash equivalents at end of period ...........  $2,513,440  $6,875,844
                                                        ==========  ==========

Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities--affiliate during the six months ended June 30, 2000.

   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)
Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, American Income Partners V-B Limited Partnership (the "Partnership") had $2,391,855 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $117,677 are due as follows:

       For the year ending June 30, 2001.............................  $ 47,071
                              2002...................................    47,071
                              2003...................................    23,535
                                                                       --------
                              Total..................................  $117,677
                                                                       ========

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                   AMERICAN PARTNERS V-B LIMITED PARTNERSHIP

                                                    Remaining
                                                    Lease Term        Equipment,
               Equipment Type                        (Months)          at Cost
               --------------                       ----------        ----------
Trailers/intermodal containers..............            30             $299,643
Materials handling..........................            0               104,016
                                                                       --------
                                             Total equipment cost       403,659
                                             Accumulated depreciation   297,900
                                                                       --------
                                             Equipment, net of
                                             accumulated depreciation  $105,759
                                                                       ========

   At June 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $299,643, representing approximately 74% of total equipment cost.

   At June 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $5,700,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

   The Partnership's March 31, 2000 Form 10-Q previously reported the investment in real estate venture as a loan receivable and recorded interest income and receivable on the Partnership's March 31, 2000 financial statements. The financial statements below have been adjusted to account for the loan as an investment in real estate venture as of and for the three months ended March 31, 2000. The adjustments to the financial statements previously filed in the Partnership's March 31, 2000 Form 10-Q represent less than 1% of the Partnership's capital and include the reversal of $53,200 of interest income recorded on this loan and a recognition of $5,577 for the Partnership's share of losses in Echelon Residential Holdings.

                        STATEMENT OF FINANCIAL POSITION

                                 March 31, 2000
                                  (Unaudited)

ASSETS
Cash and cash equivalents.......................................... $2,114,439
Rents receivable...................................................      6,101
Accounts receivable................................................    362,964
Accounts receivable--affiliate.....................................     12,121
Investment in real estate venture..................................  5,694,423
Note receivable--affiliate.........................................    888,844
Investment securities--affiliate...................................    211,447
Equipment at cost, net of accumulated depreciation of $341,283 ....    116,335
                                                                    ----------
    Total assets................................................... $9,406,674
                                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities................................................ $  223,706
Other liabilities..................................................      7,825
                                                                    ----------
    Total liabilities..............................................    231,531
                                                                    ----------
Partners' capital (deficit):
 General Partner................................................... (1,257,778)
 Limited Partnership Interests (1,547,930 Units; initial purchase price of $25 each)............................................... 10,432,921
                                                                    ----------
    Total partners' capital........................................  9,175,143
                                                                    ----------
    Total liabilities and partners' capital........................ $9,406,674
                                                                    ==========

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000
                                  (Unaudited)

Income:
 Lease revenue......................................................... $ 18,548
 Interest income.......................................................   89,464
 Interest income--affiliate............................................   22,160
 Gain on sale of marketable securities.................................  143,465
                                                                        --------
    Total income.......................................................  273,637
                                                                        --------

Expenses:
 Depreciation..........................................................   10,576
 Equipment management fees--affiliate..................................      574
 Operating expenses--affiliate.........................................   33,553
 Partnership's share of unconsolidated real estate venture's loss......    5,577
                                                                        --------
    Total expenses.....................................................   50,280
                                                                        --------
Net income............................................................. $223,357
                                                                        ========
Net income per limited partnership unit................................ $   0.14
                                                                        ========
Cash distribution declared per limited partnership unit................ $     --
                                                                        ========

   The Partnership's accompanying financial statements as of and for the six months ended June 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the six months ended June 30, 2000, the Partnership's share of losses is $36,543 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                                                                    (Unaudited)
      Total assets................................................. $54,704,360
      Total liabilities............................................ $50,914,020
      Total equity................................................. $ 3,790,340

      Total revenues............................................... $   905,751
      Total expenses............................................... $ 2,593,700
      Net loss..................................................... $(1,687,949)

Note 6--Investment Securities--Affiliate and Note Receivable--Affiliate

   As a result of an exchange transaction in 1997, the Partnership owns 39,339 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $888,844. The Semele Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $44,077 related to the Semele Note for each of the six month periods ended June 30, 2000 and 1999.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $4.625 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at the date the stock traded closest to June 30, 2000) resulting in an unrealized loss of $44,256. This loss is reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

Note 7--Marketable Securities

   In April 1999, the Partnership purchased marketable securities in the amount of $214,215. The Partnership increased the carrying value of its investment in these securities based on the quoted price of the securities on the New York Stock Exchange at December 31, 1999, resulting in an unrealized gain for the year ended December 31, 1999 of $27,745. The securities were sold in March 2000 for proceeds of $357,680, resulting in a realized gain, for financial statement purposes, of $143,465. The unrealized gain, recorded during 1999, was reversed when the securities were sold. The unrealized gain was previously reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

Note 8--Equipment Held For Re-Sale

   During the six months ended June 30, 1999, the Partnership acquired equipment for the purpose of re-sale in the amount of $996,322. This equipment was subsequently sold in 1999.

Note 9--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000         1999
                                                      ------------------------
Equipment management fees............................ $     1,164 $      4,497
Administrative charges...............................      19,967       58,730
Reimbursable operating expenses due to
 third parties.......................................      68,337      206,937
                                                      ----------- ------------
  Total.............................................. $    89,468 $    270,164
                                                      =========== ============

   All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, the Partnership was owed $5,389 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2000.

Note 10--Legal Proceedings

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

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

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $18,861 and $37,409, respectively, compared to $40,580 and $104,056, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

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

   Interest income for the three and six months ended June 30, 2000 was $60,545 and $172,169 compared to $156,763 and $261,732 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three and six month periods ended June 30, 2000 and 1999 included $21,917 and $44,077, respectively, and $22,160 and $44,077, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (See Note 6 to the financial statements herein). On March 8, 2000, the Partnership utilized $5,700,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the three months ended March 31, 2000, the Partnership sold marketable securities for proceeds of $357,680, which resulted in a net gain, for financial statement purposes, of $143,465. There were no sales of marketable securities during the three months ended June 30, 2000.

   During the three and six months ended June 30, 2000 and 1999, the Partnership sold equipment that had been fully depreciated to existing lessees and third-parties. These sales resulted in a net gain, for financial statement purposes, of $6,825 and $4,104,132, respectively, for the three months ended June 30, 2000 and 1999 and $6,825 and $4,208,832, respectively, for the six months ended June 30, 2000 and 1999. The net gain in 1999 includes $4,080,000 related to the sale of the Partnership's interests in two aircraft.

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

   Depreciation expense was $10,576 and $21,152 for each of the three and six months ended June 30, 2000 and 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Management fees were $590 and $1,164 for the three and six month periods ended June 30, 2000, respectively, compared to $1,676 and $4,497, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $54,751 and $88,304, respectively, for the three and six months ended June 30, 2000 compared to $124,063 and $265,667, respectively, for the same periods in 1999. In 1999, operating expenses included approximately $68,000 related to the refurbishment of an aircraft engine and a $33,000 adjustment for 1998 actual administrative charges and third-party costs. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

   For the three and six months ended June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $30,966 and $36,543, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has resulted from the receipt of interest income. These cash inflows are used to pay management fees and operating costs. For the six months ended June 30, 2000, operating activities generated a net cash inflow of 55,333 compared to an outflow of $457,117 for the six months ended June 30, 1999. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $6,825 and $4,208,832, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

   In December 1998, the Partnership sold its interest in an aircraft for proceeds of $2,610,000, of which $2,010,000 was deposited into EFG's customary escrow account and transferred to the Partnership in January 1999. Due to certain associated contingencies, the Partnership deferred recognition of the sale until the second quarter of 1999. See the Partnership's 1999 Annual Report for further discussion of this deferred sale.

   In 1999, the Partnership acquired equipment for the purpose of re-sale in the amount of $996,322. This equipment was subsequently sold in 1999.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $117,677 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 8 to the financial statements presented in the 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned

$32.0 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $5,700,000. Echelon Residential Holdings, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $4.625 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at the date the stock traded closest to June 30, 2000) resulting in an unrealized loss of $44,256. This loss was reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

   In April 1999, the Partnership purchased marketable securities in the amount of $214,215. The Partnership increased the carrying value of its investment in these securities based on the quoted price of the securities on the New York Stock Exchange at December 31, 1999, resulting in an unrealized gain for the year ended December 31, 1999 of $27,745. The securities were sold in March 2000 for proceeds of $357,680 resulting in a realized gain, for financial statement purposes, of $143,465. The unrealized gain, recorded during 1999, was reversed when the securities were sold. The unrealized gain was previously reported as a component of comprehensive income, included in the Statement of Changes in Partners Capital.

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

   Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the six months ended June 30, 2000.

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

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 1.     Legal Proceedings
            Response:
            Refer to Note 10 to the financial statements herein.

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

27             Financial Data Schedule

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

                             AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             By: AFG Leasing IV Incorporated, a Massachusetts
                                corporation and the General Partner of the
                                Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                           Michael J. Butterfield
                                  Treasurer of AFG Leasing IV Incorporated
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000