Form 10-Q
period 2000-09-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 2000-11-14
CIK 847558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                                     Page
                                                                                                    ------
PART I.  FINANCIAL INFORMATION:

            Item 1.  Financial Statements

                     Statement of Financial Position
                       at September 30, 2000 and December 31, 1999.............................          3

                     Statement of Operations
                       for the three and nine months ended September 30, 2000 and 1999.........          4

                     Statement of Changes in Partners' Capital
                       for the nine months ended September 30, 2000............................          5

                     Statement of Cash Flows
                       for the nine months ended September 30, 2000 and 1999...................          6

                     Notes to the Financial Statements.........................................       7-10

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations...........................................................      11-15

PART II. OTHER INFORMATION:

            Items 1-6..........................................................................         16

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                      September 30,           December 31,
                                                                                           2000                   1999
                                                                                      -------------           ------------
ASSETS
Cash and cash equivalents...................................................           $ 2,531,409            $ 8,007,462
Rents receivable............................................................                 2,378                  4,251
Accounts receivable--affiliate..............................................                11,947                 10,747
Investment in real estate venture...........................................             5,571,045                      -
Note receivable--affiliate..................................................               888,844                888,844
Investment securities--affiliate............................................               196,695                226,199
Marketable securities.......................................................                     -                241,960
Equipment at cost, net of accumulated depreciation of $236,975 and
 $330,707 at September 30, 2000 and December 31, 1999, respectively.........                92,296                126,911
                                                                                       -----------            -----------
     Total assets...........................................................           $ 9,294,614            $ 9,506,374
                                                                                       ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities.........................................................           $   253,390            $   285,939
Accrued liabilities--affiliate..............................................                19,066                  6,315
Other liabilities...........................................................                     -                  5,977
Cash distributions payable to partners......................................                     -                213,860
                                                                                       -----------            -----------
     Total liabilities......................................................               272,456                512,091
                                                                                       -----------            -----------
Partners' capital (deficit):
 General Partner............................................................            (1,265,427)            (1,266,821)
 Limited Partnership Interests (1,547,930 Units; initial purchase price of
  $25 each).................................................................            10,287,585             10,261,104
                                                                                       -----------            -----------
     Total partners' capital................................................             9,022,158              8,994,283
                                                                                       -----------            -----------
     Total liabilities and partners' capital................................           $ 9,294,614            $ 9,506,374
                                                                                       ===========            ===========


  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                           For the three months ended           For the nine months ended
                                                                  September 30,                       September 30,
                                                            2000                1999              2000             1999
                                                          ---------           --------          --------        ----------
Income:
 Lease revenue...................................         $  14,837           $ 25,982          $ 52,246        $  130,038
 Interest income.................................            40,874            109,737           168,966           327,392
 Interest income--affiliate......................            22,404             22,404            66,481            66,481
 Gain on sale of marketable securities...........                 -                  -           143,465                 -
 Gain on sale of equipment.......................             9,594             20,126            16,419         4,228,958
                                                          ---------           --------          --------        ----------
     Total income................................            87,709            178,249           447,577         4,752,869
                                                          ---------           --------          --------        ----------
Expenses:
 Depreciation....................................            10,469             10,577            31,621            31,729
 Equipment management fees--affiliate............               393                946             1,557             5,443
 Operating expenses--affiliate...................           112,016             77,451           200,320           343,118
 Partnership's share of unconsolidated
  real estate venture's loss.....................            92,412                  -           128,955                 -
                                                          ---------           --------          --------        ----------
     Total expenses..............................           215,290             88,974           362,453           380,290
                                                          ---------           --------          --------        ----------
Net (loss) income................................         $(127,581)          $ 89,275          $ 85,124        $4,372,579
                                                          =========           ========          ========        ==========
Net (loss) income per limited partnership unit...         $   (0.08)          $   0.05          $   0.05        $     2.68
                                                          =========           ========          ========        ==========
Cash distributions declared per limited
 partnership unit................................         $       -           $   0.13          $      -        $     0.39
                                                          =========           ========          ========        ==========



  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 For the nine months ended September 30, 2000
                                  (Unaudited)

                                                     General
                                                     Partner             Recognized Owners
                                                     Amount            Units           Amount           Total
                                                   -----------       ---------       -----------      ----------
Balance at December 31, 1999.............          $(1,266,821)      1,547,930       $10,261,104      $8,994,283
 Net income..............................                4,256               -            80,868          85,124
 Less: Reclassification adjustment for
  sale of marketable securities..........               (1,387)              -           (26,358)        (27,745)
 Unrealized loss on investment...........               (1,475)              -           (28,029)        (29,504)
  securities--affiliate..................          -----------       ---------       -----------      ----------
Comprehensive income.....................                1,394               -            26,481          27,875
                                                   -----------       ---------       -----------      ----------
Balance at September 30, 2000............          $(1,265,427)      1,547,930       $10,287,585      $9,022,158
                                                   ===========       =========       ===========      ==========



  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                       2000                   1999
                                                                                    -----------            -----------
Cash flows provided by (used in) operating activities:
Net income...............................................................           $    85,124            $ 4,372,579
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation...........................................................                31,621                 31,729
  Gain on sale of marketable securities..................................              (143,465)                     -
  Gain on sale of equipment..............................................               (16,419)            (4,228,958)
  Partnership's share of unconsolidated real estate venture's loss.......               128,955                      -
Changes in assets and liabilities
  Decrease (increase) in:
  Rents receivable.......................................................                 1,873                  2,978
  Accounts receivable--affiliate.........................................                (1,200)             2,093,826
 Increase (Decrease) in:
  Accrued liabilities....................................................               (32,549)               (86,775)
  Accrued liabilities--affiliate.........................................                12,751                  1,794
  Deferred rental income.................................................                     -                (24,700)
  Other liabilities......................................................                (5,977)            (2,008,191)
                                                                                    -----------            -----------
     Net cash provided by operating activities...........................                60,714                154,282
                                                                                    -----------            -----------

Cash flows provided by (used in) investing activities:
 Purchase of marketable securities.......................................                     -               (214,215)
 Purchase of equipment held for re-sale..................................                     -               (996,322)
 Proceeds from equipment sales...........................................                19,413              4,228,958
 Proceeds from equipment held for re-sale................................                     -                996,322
 Investment in real estate venture.......................................            (5,700,000)                     -
 Proceeds from sale of marketable securities.............................               357,680                      -
                                                                                    -----------            -----------
     Net cash (used in) provided by investing activities.................            (5,322,907)             4,014,743
                                                                                    -----------            -----------

Cash flows used in financing activities:
 Distributions paid......................................................              (213,860)              (641,580)
                                                                                    -----------            -----------
     Net cash used in financing activities...............................              (213,860)              (641,580)
                                                                                    -----------            -----------

Net (decrease) increase in cash and cash equivalents.....................            (5,476,053)             3,527,445
Cash and cash equivalents at beginning of period.........................             8,007,462              4,762,386
                                                                                    -----------            -----------
Cash and cash equivalents at end of period...............................           $ 2,531,409            $ 8,289,831
                                                                                    ===========            ===========

Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities--affiliate during the nine months ended September 30, 2000.



  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)


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

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At September 30, 2000, American Income Partners V-B Limited Partnership (the "Partnership") had $2,408,000 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $105,910 are due as follows:

          For the year ending September 30,
               2001.................................          $ 47,071
               2002.................................            47,071
               2003.................................            11,768
                                                              --------
               Total................................          $105,910
                                                              ========

                   AMERICAN PARTNERS V-B LIMITED PARTNERSHIP

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                          Remaining
                                         Lease Term              Equipment,
         Equipment Type                   (Months)                at Cost
         --------------                   --------                -------
Trailers/intermodal containers...            27                   $290,555
Materials handling...............             0                     38,716
                                                                  --------
                                   Total equipment cost            329,271
                                   Accumulated depreciation        236,975
                                                                  --------
                                   Equipment, net of
                                   accumulated depreciation       $ 92,296
                                                                  ========

   At September 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $290,555, representing approximately 88% of total equipment cost.

   At September 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

Note 5--Investment in Real Estate Venture (continued)

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

   The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $92,412 and $128,955, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                     (Unaudited)
                                     -----------

      Total assets...............    $63,457,759
      Total liabilities..........    $64,221,109
      Total deficit..............    $  (763,350)

      Total revenues.............    $ 1,565,618
      Total expenses.............    $ 5,109,324
      Net loss...................    $(3,543,706)

Note 6--Investment Securities--Affiliate and Note Receivable--Affiliate

   As a result of an exchange transaction in 1997, the Partnership owns 39,339 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $888,844. The Semele
Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $22,404 and $66,481, respectively, related to the Semele Note for each of the nine month periods ended September 30, 2000 and 1999.

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $29,504. This loss is reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

               AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

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

Note 8--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                            For the nine months ended
                                                                   September 30,
                                                              2000              1999
                                                            --------          --------
Equipment management fees..............................     $  1,557          $  5,443
Administrative charges.................................       36,032            77,198
Reimbursable operating expenses due to third parties...      164,288           265,920
                                                            --------          --------
  Total................................................     $201,877          $348,561
                                                            ========          ========

   All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $11,947 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

Note 9--Legal Proceedings

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

   For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $14,837 and $52,246, respectively, compared to $25,982 and $130,038, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

   Interest income for the three and nine months ended September 30, 2000 was $63,278 and $235,447 respectively, compared to $132,141 and $393,873 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three and nine months ended September 30, 2000 and 1999 included $22,404 and $66,481, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (See Note 6 to the financial statements herein). On March 8, 2000, the Partnership utilized $5,700,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the nine months ended September 30, 2000, the Partnership sold marketable securities for proceeds of $357,680, which resulted in a net gain, for financial statement purposes, of $143,465.

   During the three and nine months ended September 30, 2000, the Partnership sold equipment having an aggregate net book value of $2,994 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $9,594 and $16,419, and respectively, compared to a net gain for the same periods in 1999 of $20,126 and $4,228,958, respectively, on fully - depreciated equipment for the nine months ended September 30, 2000 and 1999. The net gain in 1999 included $4,080,000 related to the sale of the Partnership's interests in two aircraft.

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

   Depreciation expense was $10,469 and $31,621 for the three and nine months ended September 30, 2000, respectively, compared to $10,577 and $31,729, respectively for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Management fees were $393 and $1,557 for the three and nine month periods ended September 30, 2000 compared to $946 and $5,443 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses were $112,016 and $200,320, respectively, for the three and nine months ended September 30, 2000, compared to $77,451 and $343,118, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. In 1999, operating expenses included approximately $68,000 related to the refurbishment of an aircraft engine an adjustment for 1998 actual administrative charges and third-party costs of $33,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

   For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $92,412 and $128,955, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. For the nine months ended September 30, 2000, operating activities generated a net cash inflow of $60,714 compared to an inflow of $154,282 for the nine months ended September 30, 1999. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $19,413 and $4,228,958, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

   At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $105,910 from contractual lease agreements (see Note 3 to the financial statements herein). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 8 to the financial statements presented in the 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

   As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at the date the stock traded closest to September 30, 2000) resulting in an unrealized loss of $29,504. This loss was reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital.

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

   Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

   For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                              Date: November 14, 2000