Form 10-Q/A
period 2001-06-30
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 2001-11-14
CIK 847558

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

                                EXPLANATORY NOTE


After American Income Partners V-B Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $5,700,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $131,234 and $248,214, and $30,966 and $36,543, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $131,234 and $248,214, respectively, previously recorded during the three and six months ended June 30, 2001 and $30,966 and $36,543, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $226,569 during the six months ended June 30, 2001 and $206,010 and $259,210, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,292,627 and $949,078, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $236,976 and $295,753, respectively, or $0.15 and $0.18, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------  ------------
Statement of Operations
Income

Lease revenue                                         $    11,972   $    11,972
Interest income                                            24,556        24,566
Interest income - affiliate                                21,917        21,917
                                                      ------------  ------------
     Total income                                          58,455        58,455
                                                      ------------  ------------

Expenses

Depreciation                                               10,255        10,255
Equipment management fees - affiliate                         257           257
Operating expenses - affiliate                            202,773       202,773
Write-down of impaired loan and interest receivable             -     1,423,861
Partnership's share of unconsolidated
  real estate venture's loss                              131,234             -
                                                      ------------  ------------
Total expenses                                            344,519     1,637,146

Net loss                                              $  (286,064)  $(1,578,691)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.18)  $     (0.97)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 8,333,060   $ 8,515,175
                                                      ============  ============
                                                      $   279,973   $   279,973
Total liabilities
Partners' capital (deficit)
   General Partner                                     (1,313,881)   (1,304,775)
   Limited Partnership Interests                        9,366,968     9,539,977
                                                      ------------  ------------
Total partners' capital                               $ 8,053,087   $ 8,235,202
                                                      ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Lease revenue                                         $    29,513   $    29,513
Interest income                                            47,277        47,277
Interest income - loan receivable                               -       226,569
Interest income - affiliate                                44,077        44,077
                                                      ------------  ------------
  Total income                                            120,867       347,436
                                                      ------------  ------------

Expenses

Depreciation                                               20,510        20,510
Equipment management fees - affiliate                         792           792
Operating expenses - affiliate                            306,865       306,865
Write-down of impaired loan and interest receivable             -     1,423,861
Write-down of investment securities - affiliate            31,963        31,963
Partnership's share of unconsolidated
  real estate venture's loss                              248,214             -
                                                      ------------  ------------
  Total expenses                                          608,344     1,783,991
                                                      ------------  ------------

Net loss                                              $  (487,477)  $(1,436,555)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.30)  $     (0.88)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 8,333,060   $ 8,515,175
                                                      ============  ============
Total liabilities                                     $   279,973   $   279,973
Partners' capital (deficit)
   General Partner                                     (1,313,881)   (1,304,775)
   Limited Partnership Interests                        9,366,968     9,539,977
                                                      ------------  ------------
Total partners' capital                               $ 8,053,087   $ 8,235,202
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000


                                                      As
                                                  Previously        As
                                                   Reported      Restated
                                                 ------------  ------------
Statement of Operations
Income

Lease revenue                                    $    18,861   $    18,861
Interest income                                       38,628        38,628
Interest income - loan receivable                          -       206,010
Interest income - affiliate                           21,917        21,917
Gain on sale of equipment                              6,825         6,825
                                                 ------------  ------------
     Total income                                     86,231       292,241
                                                 ------------  ------------

Expenses

Depreciation                                          10,576        10,576
Equipment management fees - affiliate                    590           590
Operating expenses - affiliate                        54,751        54,751
Partnership's share of unconsolidated
  real estate venture's loss                          30,966             -
                                                 ------------  ------------
Total expenses                                        96,883        65,917

Net income (loss)                                $   (10,652)  $   226,324
                                                 ============  ============
Net income (loss) per limited partnership unit   $     (0.01)  $      0.14
                                                 ============  ============



Balance Sheet Data:

Total assets                                     $ 9,358,832   $ 9,654,585
                                                 ============  ============
                                                 $   223,845   $   223,845
Total liabilities
Partners' capital (deficit)
   General Partner                                (1,259,786)   (1,244,999)
   Limited Partnership Interests                  10,394,773    10,675,739
                                                 ------------  ------------
Total partners' capital                          $ 9,134,987   $ 9,430,740
                                                 ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Lease revenue                             $    37,409   $    37,409
Interest income                               128,092       128,092
Interest income - loan receivable                   -       259,210
Interest income - affiliate                    44,077        44,077
Gain on sale of marketable securities         143,465       143,465
Gain on sale of equipment                       6,825         6,825
                                          ------------  ------------
  Total income                                359,868       619,078
                                          ------------  ------------

Expenses

Depreciation                                   21,152        21,152
Equipment management fees - affiliate           1,164         1,164
Operating expenses - affiliate                 88,304        88,304
Partnership's share of unconsolidated
  real estate venture's loss                   36,543             -
                                          ------------  ------------
  Total expenses                              147,163       110,620
                                          ------------  ------------

Net income                                $   212,705   $   508,458
                                          ============  ============
Net income per limited partnership unit   $      0.13   $      0.31
                                          ============  ============



Balance Sheet Data:

Total assets                              $ 9,358,832   $ 9,654,585
                                          ============  ============
Total liabilities                         $   223,845   $   223,845
Partners' capital (deficit)
   General Partner                         (1,259,786)   (1,244,999)
   Limited Partnership Interests           10,394,773    10,675,739
                                          ------------  ------------
Total partners' capital                   $ 9,134,987   $ 9,430,740
                                          ============  ============

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX



PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements (Restated):

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

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  2,200,665   $   2,400,126
Accounts receivable - affiliate                                   3,646           5,993
Interest receivable - affiliate                                  21,917               -
Prepaid expenses                                                 19,305               -
Interest receivable - loan, net of allowance of $925,111
  at June 30, 2001                                                    -         698,542
Loan receivable, net of allowance of $498,750
   at June 30, 2001                                           5,201,250       5,700,000
Note receivable - affiliate                                     888,844         888,844
Investment securities - affiliate - at fair market value        118,017         149,980
Equipment at cost, net of accumulated depreciation
  of $267,740 and $247,230 at June 30, 2001
  and December 31, 2000, respectively                            61,531          82,041
                                                           -------------  --------------

      Total assets                                         $  8,515,175   $   9,925,526
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    250,407   $     239,069
Accrued liabilities - affiliate                                  29,566          13,701
Other liabilities                                                     -             999
                                                           -------------  --------------
     Total liabilities                                          279,973         253,769
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                           (1,304,775)     (1,232,947)
   Limited Partnership Interests
   (1,547,930 Units; initial purchase price of $25 each)      9,539,977      10,904,704
                                                           -------------  --------------
     Total partners' capital                                  8,235,202       9,671,757
                                                           -------------  --------------

     Total liabilities and partners' capital               $  8,515,175   $   9,925,526
                                                           =============  ==============









   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                             2001           2000           2001           2000
 .                                                     Restated       Restated       Restated       Restated
 .                                                      (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)
INCOME

Lease revenue                                         $     11,972   $     18,861   $     29,513   $     37,409
Interest income                                             24,566         38,628         47,277        128,092
Interest income - loan                                           -        206,010        226,569        259,210
Interest income - affiliate                                 21,917         21,917         44,077         44,077
Gain on sale of marketable securities                            -              -              -        143,465
Gain on sale of equipment                                        -          6,825              -          6,825
                                                      -------------  -------------  -------------  -------------
  Total income                                              58,455        292,241        347,436        619,078
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                                10,255         10,576         20,510         21,152
Equipment management fees - affiliate                          257            590            792          1,164
Operating expenses - affiliate                             202,773         54,751        306,865         88,304
Write-down of impaired loan and interest receivable      1,423,861              -      1,423,861              -
Write-down of investment securities - affiliate                  -              -         31,963              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                         1,637,146         65,917      1,783,991        110,620
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $ (1,578,691)  $    226,324   $ (1,436,555)  $    508,458
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (0.97)  $       0.14   $      (0.88)  $       0.31
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============





   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                            General     Limited Partners
                                            Partner
                                          ------------
                                             Amount          Units           Amount        Total
 Balance at December 31, 2000 (Restated)  $(1,232,947)         1,547,930  $10,904,704   $ 9,671,757

   Net loss (Restated)                        (71,828)                 -   (1,364,727)   (1,436,555)

   Unrealized loss on investment
   securities-affiliate                          (615)                 -      (11,678)      (12,293)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                         615                  -       11,678        12,293
                                          ------------  ----------------  ------------  ------------

 Comprehensive loss                           (71,828)                 -   (1,364,727)   (1,436,555)
                                          ------------  ----------------  ------------  ------------

 Balance at June 30, 2001 (Restated)      $(1,304,775)         1,547,930  $ 9,539,977   $ 8,235,202
                                          ============  ================  ============  ============






























   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                              2001           2000
 .                                                            Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $ (1,436,555)  $    508,458
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                  20,510         21,152
  Gain on sale of marketable securities                              -       (143,465)
  Gain on sale of equipment                                          -         (6,825)
  Write-down of impaired loan and interest receivable        1,423,861              -
  Write-down of investment securities - affiliate               31,963              -
Changes in assets and liabilities:
  Rents receivable                                                   -          4,251
  Accounts receivable - affiliate                                2,347          5,358
  Interest receivable                                          (21,917)             -
  Prepaid expenses                                             (19,305)             -
  Interest receivable - loan                                  (226,569)      (259,210)
  Accrued liabilities                                           11,338        (68,137)
  Accrued liabilities - affiliate                               15,865           (272)
  Other liabilities                                               (999)        (5,977)
                                                          -------------  -------------
    Net cash provided by (used in) operating activities       (199,461)        55,333
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                        -          6,825
Proceeds from marketable securities                                  -        357,680
Issuance of loan receivable                                          -     (5,700,000)
                                                          -------------  -------------
    Net cash used in investing activities                            -     (5,335,495)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Distributions paid                                                   -       (213,860)
                                                          -------------  -------------
    Net cash used in financing activities                            -       (213,860)
                                                          -------------  -------------

Net decrease in cash and cash equivalents                     (199,461)    (5,494,022)
Cash and cash equivalents at beginning of period             2,400,126      8,007,462
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  2,200,665   $  2,513,440
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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Partners V-B Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $5,700,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $131,234 and $248,214, and $30,966 and $36,543, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $131,234 and $248,214, respectively, previously recorded during the three and six months ended June 30, 2001 and $30,966 and $36,543, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $226,569 during the six months ended June 30, 2001 and $206,010 and $259,210, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,292,627 and $949,078, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $236,976 and $295,753, respectively, or $0.15 and $0.18, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $2,101,600 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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




                                             Remaining
                                               Lease
                                                Term      Equipment
Equipment Type                                (Months)     at Cost
-------------------------------------------  ----------  -----------
Trailers/intermodal containers                       18  $  290,555
Materials handling                                    0      38,716
                                                         -----------
 Total equipment cost                                 .     329,271
 Accumulated depreciation                             .    (267,740)
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

At June 30, 2001, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.


NOTE  6  -  LOAN  RECEVIABLE
----------------------------
On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $5,700,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The summarized financial information for Echelon Residential Holdings as of and for the periods ended June 30, 2001 and 2000, respectively, is as follows:
                                                 (Unaudited)
                                  As  of  and  for  the  periods  ended
                                                  June 30,

                                             2001          2000
                                         ------------  ------------
Total assets                             $79,159,776   $54,704,360
Total liabilities                        $85,455,528   $48,386,270
Minority interest                        $ 1,782,982   $ 2,527,750
Total equity (deficit)                   $(8,078,734)  $ 3,790,340

Total revenues                           $ 1,705,679   $   905,751
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                          $ 5,924,774   $ 2,593,700
Net loss                                 $(4,219,095)  $(1,687,949)



In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 10, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.


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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $131,234 and $248,214, respectively, previously recorded during the three and six months ended June 30, 2001 and $30,966 and $36,543, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $226,569 during the six months ended June 30, 2001 and $206,010 and $259,210, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,292,627 and $949,078, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $236,976 and $295,753, respectively, or $0.15 and $0.18, per limited partnership unit.


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

Interest income for the three and six month periods ended June 30, 2001 was $46,483 and $317,923, respectively, compared to $266,555 and $431,379, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income during both the three and six months ended June 30, 2001 and 2000 included $21,917 and $44,077, respectively, earned on a note receivable from Semele (see Note 7 to the financial statements herein).

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $131,234 and $248,214, respectively, previously recorded during the three and six months ended June 30, 2001 and $30,966 and $36,543, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $226,569 during the six months ended June 30, 2001 and $206,010 and $259,210, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $1,423,861 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $1,292,627 and $949,078, respectively, or $0.79 and $0.58, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $236,976 and $295,753, respectively, or $0.15 and $0.18, per limited partnership unit.

During the six month period ended June 30, 2000, the Partnership sold marketable securities for proceeds of $357,680, which resulted in a net gain, for financial statement purposes, of $143,465.

During the three months ended June 30, 2000, the Partnership sold fully depreciated equipment to existing lessees and third parties, resulting in a net gain, for financial purposes, of $6,825. There were no equipment sales during the six months ended June 30, 2000 and the six months ended June 30, 2001. It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

Operating expenses were $202,773 and $306,865, respectively, for the three and six month periods ended June 30, 2001 compared to $54,751 and $88,304, respectively, for the same periods in 2000. In 2001, operating expenses included fees of approximately $115,000 related to ongoing legal matters and approximately $59,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $68,400 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $498,750, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $925,111 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 10, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

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

                                       29
                                 SIGNATURE PAGE


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