Form 10-K
period 2002-12-31
AMERICAN INCOME PARTNERS V B LTD PARTNERSHIP
filed 2003-03-31
CIK 847558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the annual period ended      December 31, 2002
                                           ----------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18365

       AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP LIQUIDATING TRUST
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                        04-3061971
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

             c/o Wilmington Trust Company, 1100 North Market Street,
    Wilmington, Delaware                                                19890
   (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code     (781) 676-0009
                                                         ------------------

    Securities registered pursuant to Section 12(b) of the Act          NONE
                                                                        ----

     Title of each class                        Name of each exchange on which
                                   registered

           Securities registered pursuant to Section 12(g) of the Act:

           1,547,930 Units Representing Limited Partnership Interests
           ----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____  No         X
                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 Yes____  No         X
                 -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                          AMERICAN INCOME PARTNERS V-B
                      LIMITED PARTNERSHIP LIQUIDATING TRUST


                                    FORM 10-K



                                                                                                Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              4

Item 3.   Legal Proceedings                                                                       4

Item 4.   Submission of Matters to a Vote of Security Holders                                     4


PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder Matters             4

Item 6.   Selected Financial Data                                                                 5

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   5

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks                             9

Item 8.   Financial Statements and Supplementary Data                                             9

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   17


PART III

Item 10.  Directors and Executive Officers of the Partnership                                    17

Item 11.  Executive Compensation                                                                 18

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         19

Item 13.  Certain Relationships and Related Transactions                                         19

Item 14.  Control and Procedures                                                                 20


PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        20

PART  I

Item  1.  Business.
-------------------

(a)  General  Development  of  Business

American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust") was formed as of July 18, 2002 pursuant to a Liquidating Trust Agreement of the same date by and between Wilmington Trust Company, as Trustee (the "Trustee") and American Income Partners V-B Limited Partnership (the "Partnership"). In accordance with the terms of the settlement of the class and derivative action lawsuit entitled Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al. (the "Settlement Agreement") and pursuant to a Plan of Liquidation and Dissolution dated as of July 18, 2002 (the "Plan"), the
Partnership dissolved and transferred all of its remaining assets and liabilities to the Trust, including a $1,371,414 cash reserve set aside for the estimated contingent liabilities of the Partnership and the Trust.

From and after July 18, 2002, unitholders of the Partnership are deemed to be pro rata beneficial interest holders in the Trust. Pursuant to the terms of the Liquidating Trust Agreement, the Trustee shall complete the liquidation and distribution of the assets and the satisfaction or discharge of the liabilities of the Partnership. In accordance with the Plan, all of the net cash proceeds from the sale of the assets of the Trust and cash, less reserves for any contingent liabilities, are to be distributed to the Trust's interest holders no later than December 31, 2003.

As permitted by the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. As Manager, Equis Corporation is to continue to perform the management, administrative, accounting and advisory services as may be requested by the Trustee and as were previously rendered by Equis Financial Group Limited Partnership ("EFG") or its affiliates. Equis Corporation is owned by EFG, which also owns the General Partner, as discussed below.

The Partnership, which has been dissolved, was originally organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act on September 29, 1989 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions from a General Partner (AFG Leasing IV Incorporated) and the Initial Limited Partner (AFG Assignor Corporation). The Partnership's General Partner is owned by EFG.

(b)  Financial  Information  About  Industry  Segments

The Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. As discussed above, the Trustee has appointed Equis Corporation as the Manager of the Trust. The Trustee and the Manager are both compensated for such services as provided for in the Liquidating Trust Agreement.

The Trust is engaged in only one operating industry segment: financial services. Industry segment data is not applicable.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

(c)  Narrative  Description  of  Business

The Trust was organized for the sole purpose to liquidate and dissolve all of the remaining assets and liabilities of the Partnership with no objective to continue or engage in the conduct of trade or business. At December 31, 2002, the Trust's net assets primarily consisted of:

-     Cash  and  cash  equivalents
 -     Accounts  and  interest  receivable  -  affiliate
 -     Note  receivable  and  investment  securities  -  affiliate
-     Accrued  liabilities

The Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. In accordance with the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. The Trustee and the Manager are both compensated for such services as provided for in the Liquidating Trust Agreement.

All operating expenses incurred directly by the Trust are disbursed by Wilmington Trust on behalf of the Trust. During the liquidation process, certain other operating expenses incurred by the Trust are paid by Equis Corporation in its role as Manager. Equis Corporation is reimbursed by the Trust at its actual cost for such expenditures. Fees and other costs incurred during the period July 18, 2002 through December 31, 2002, which were paid or accrued by the Trust to Equis Corporation or its affiliates, were $31,675.

In accordance with the liquidation basis of accounting, the Trust recorded an accrual as of December 31, 2002 for the estimated costs to be incurred to liquidate the Trust. Approximately $127,000 of the accrual is estimated to be paid to the Manager for salaries and other expenses incurred to liquidate the assets.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Not  applicable.

Item  2.  Properties.
---------------------

None.

Item  3.  Legal  Proceedings.
-----------------------------

The Trust is subject to various claims and proceedings in the normal course of business. The Trustee believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

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

(b)  Approximate  Number  of  Security  Holders

At  December  31,  2002,  there  were  2,243  record  holders  in  the  Trust.

(c)  Dividend  History  and  Restrictions

Cash distributions of $2,152,364 and $6,900,000 were paid to the beneficial interest holders of the Trust on August 18, 2002 and December 31, 2002, respectively. In any given year, it is possible that beneficial interest holders in the Trust will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the beneficial interest holders in the Trust adequate to cover any tax obligation.

Cash distributions when paid to the beneficial interest holders in the Trust, consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be primarily dependent upon the proceeds realized from the liquidation of the Trust's remaining assets offset by the associated costs of such liquidation and dissolution of the Trust.

Item  6.  Selected  Financial  Data.
------------------------------------

The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust) was organized for the purpose of liquidating the assets that were held by American Income Partners V-B Limited Partnership the "Partnership"). Per the Plan of Liquidation and Dissolution (the "Plan"), all of the net cash proceeds from the sale of the net assets of the Trust and cash, less reserves for any contingent liabilities, are to be distributed to the Trust's interest holders no later than December 31, 2003.

The selected financial data below represents the net assets of the Trust as of December 31, 2002 and the changes in net assets for the period July 18, 2002 (date of inception) through December 31, 2002.


                                                December 31, 2002
                                                -------------------
Total assets                                    $        1,405,292
Accrued liabilities                                        275,769
                                                -------------------
Net assets in liquidation                       $        1,129,523
                                                ===================


Net assets at July 18, 2002                     $                -
 Transfer of net assets at liquidation basis            10,203,195
 Change in provision for liquidation expenses             (184,362)
 Net income from operations                                163,053
 Distributions                                          (9,052,363)
                                                -------------------
Net assets in liquidation at December 31, 2002  $        1,129,523
                                                ===================



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

FORWARD-LOOKING  INFORMATION

Certain statements in this Form 10-K of the Trust that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the performance and liquidation of the Trust's non-equipment assets and future economic conditions.

OVERVIEW

American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust") was formed as of July 18, 2002 pursuant to a Liquidating Trust Agreement of the same date by and between Wilmington Trust Company, as Trustee (the "Trustee") and American Income Partners V-B Limited Partnership (the "Partnership"). In accordance with the terms of the settlement of the class and derivative action lawsuit entitled Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al. (the "Settlement Agreement") and pursuant to a Plan of Liquidation and Dissolution dated as of July 18, 2002 (the "Plan"), the
Partnership dissolved and transferred all of its remaining assets and liabilities to the Trust, including a $1,371,414 cash reserve set aside for the estimated contingent liabilities of the Partnership and the Trust.

From and after July 18, 2002, unitholders of the Partnership are deemed to be pro rata beneficial interest holders in the Trust. Pursuant to the terms of the Liquidating Trust Agreement, the Trustee shall complete the liquidation and distribution of the assets and the satisfaction or discharge of the liabilities of the Partnership. In accordance with the Plan, all of the net cash proceeds from the sale of the assets of the Trust and cash, less reserves for any contingent liabilities, are to be distributed to the Trust's interest holders no later than December 31, 2003.

In accordance with the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. As Manager, Equis Corporation is to continue to perform the management, administrative, accounting and advisory services as may be requested by the Trustee and as were previously rendered by Equis Financial Group Limited Partnership ("EFG") or its affiliates. Equis Corporation is owned by EFG, which also owns the General Partner, as discussed below.

The Partnership, which has been dissolved, was originally organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act on September 29, 1989 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions from a General Partner (AFG Leasing IV Incorporated) and the Initial Limited Partner (AFG Assignor Corporation). The Partnership's General Partner is owned by EFG.

LIQUIDITY  AND  CAPITAL  RESOURCES

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

At December 31, 2002, the Trust had included in accounts receivable-affiliates $10,936, which was paid in full in January 2003.

The Trust has a $622,191 note receivable plus accrued interest of $38,086 from an affiliate (the "Semele Note") at December 31, 2002, from Semele Group Inc. ("Semele"), an affiliated entity. The Semele note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. In accordance with the terms of the Settlement Agreement, in November 2002 an affiliate of EFG purchased 30% of the aggregate principal amount of Semele Note and the related accrued interest from the Trust. On March 17, 2003, the remaining balance on the Semele Note and accrued interest of $13,135 were paid in full by Semele.

At December 31, 2002, the Trust had an investment in securities- affiliate of $41,699 consisting of 39,339 shares of Semele stock held by the Trust. The investment securities are carried at fair market value. Pursuant to the terms of the Settlement Agreement, EFG has agreed that it will pay the difference between $5.00 per share and the average purchase price per share of Semele common stock sold, if lesser, through the period ending June 30, 2003. Accordingly, the Trust has recorded the amount due of $154,996 as accounts receivable - affiliate at December 31, 2002. The balance of the receivable will fluctuate inversely with the value of the common stock.

The Trust had accrued liabilities of $275,769 at December 31, 2002. Accrued liabilities consist of costs incurred and estimated costs associated with liquidating the assets. To the extent the Trust has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Trust recognizes a liability when the amount of the liability can be reasonably estimated and the liability is probable. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

The events of September 11, 2001 and its aftermath have adversely affected the overall economy. While the Trustee cannot determine if these events will have a material effect on the Trust in the next year, it is monitoring the economy to assess the timing of disposition of the remaining non-equipment assets.

Cash distributions of $2,152,364 and $6,900,000 were paid to the beneficial interest holders of the Trust on August 18, 2002 and December 31, 2002, respectively. In any given year, it is possible that beneficial interest holders in the Trust will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the beneficial interest holders in the Trust adequate to cover any tax obligation.

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

RESULTS  OF  OPERATIONS  AND  LIQUIDATION  ADJUSTMENTS

The Liquidating Trust Agreement provides Equis Corporation (the "Manager") authority to liquidate the remaining assets of the Trust in an orderly manner. As a result of the liquidation, operations are being accounted for on a liquidation basis in accordance with generally accepted accounting principles. Net income from operations was $163,053 and change in provision for liquidation expenses resulted in a decrease in net assets of $184,362 for the period July 18, 2002 through December 31, 2002.

Results  of  Operations
-----------------------

Significant transactions included in the Trust's Statement of Changes in Net Assets In Liquidation as a component of operations for the period July 18, 2002 (date of inception) through December 31, 2002 include:

In accordance with the Settlement, on or prior to July 18, 2002, Equis Financial Group Limited Partnership ("EFG") agreed to buy a loan made by the Partnership to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). EFG agreed to purchase the loan on or before December 31, 2002 for its original principal value of $5,700,000, less any amounts previously paid, together with interest accruing at an annual rate of 7.5%.

This loan was originally made to Echelon Residential Holdings by the Partnership together with loans made by ten other affiliated partnerships. In accordance with the Settlement Agreement and in anticipation of the purchase of the loan by EFG, the Trust agreed not to foreclose or initiate foreclosure procedures on the loan.

As of July 18, 2002, the loan and related accrued interest were increased to their estimated net realizable amounts during the Trust's adjustment to liquidation accounting in the amount $618,764, which is reflected in the net assets transferred into the Trust.

On November 29, 2002, an affiliate of EFG purchased the loan for its outstanding principal of $4,816,682 plus interest accrued at an annual rate of 7.5% for a total purchase price of $5,952,638, resulting in a gain to the Trust of approximately $1,136,000.

The Trust also incurred expenses of approximately $973,000 incurred during the period July 18, 2002 (date of inception) through December 31, 2002 related to the liquidation of the Trust's assets and operations of the Trust.

Liquidation  Adjustments
------------------------

During the period July 18, 2002 (date of inception) through December 31, 2002, the Trust recorded a change in provision for liquidation expenses of approximately $184,000 reflecting the Manager's revised estimate of the additional amounts expected to be incurred to liquidate the Trust. The additional liquidation costs are directly correlated to management's estimate of the amount of time necessary to dissolve the Trust.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation  Accounting
-----------------------

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Cash  Equivalents  and  Investment  Securities
----------------------------------------------

The Trust classifies any amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less as cash and cash equivalents.

Investment  Securities  -  Affiliate
------------------------------------

The Trust's investment securities- affiliate consists of the Semele common stock. The Semele stock, which is publicly traded, is carried at fair value in accordance with the liquidation method of accounting. The fair value of the common stock was determined using the quoted market price as of December 31, 2002.

Accrued  Liabilities
--------------------

Accrued liabilities consist of assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Commitments  and  Contingencies
-------------------------------

The Trust is subject to various claims and proceeding in the normal course of business. The Trustee believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Trust adopted SFAS 141 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

The Trust adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142") on January 1, 2002. As a result, the discontinuance of goodwill amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset is calculated using several valuation models which utilize the expected future cash flows of the Trust. The Trust adopted SFAS 142 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Trust adopted SFAS No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Trust adopted SFAS 144 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." As a result of the rescission of SFAS No. 4, a gain or loss on extinguishment of debt will no longer be presented as an extraordinary item upon the adoption of SFAS No. 145. The Trust adopted SFAS No. 145 in the second quarter of fiscal 2002 and such adoption had no effect on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No.144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement has not been determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do no have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a Trust to evaluate all existing arrangements to identify situations where a Trust has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a Trust to consolidate the variable interest entities financial statement with its own. The Trust has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial statements.

OUTLOOK  FOR  THE  FUTURE

Several other factors may affect the Trust's operating performance through the remainder of 2003, including the Trust's ability to liquidate its remaining non-equipment assets


Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

The Trust's financial statements do not include financial instruments that are exposed to interest rate risks.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

Financial  Statements:

Statement of Net Assets in Liquidation
 at December 31, 2002                                                11

Statement of Changes in Net Assets in Liquidation
 for the period July 18, 2002 (inception) through December 31, 2002  12

Notes to the Financial Statements                                    13

                          AMERICAN INCOME PARTNERS V-B
                      LIMITED PARTNERSHIP LIQUIDATING TRUST

                    STATEMENT OF NET ASSETS IN LIQUIDATION AT
                                DECEMBER 31, 2002
                                   (UNAUDITED)





ASSETS

Cash and cash equivalents                  $  525,181
Accounts receivable - affiliate               165,932
Interest receivable - affiliate                38,098
Note receivable - affiliate                   622,191
Investment securities - affiliate              41,699
Other assets                                   12,191
                                           ----------

      Total assets                         $1,405,292
                                           ==========


LIABILITIES AND NET ASSETS IN LIQUIDATION

Accrued liabilities                        $  275,769
                                           ----------
Net assets in liquidation                  $1,129,523
                                           ==========









   The accompanying notes are an integral part of these financial statements.

                          AMERICAN INCOME PARTNERS V-B
                      LIMITED PARTNERSHIP LIQUIDATING TRUST

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
       FOR THE PERIOD JULY 18, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002
                                   (UNAUDITED)



..
 Net assets at July 18, 2002                     $         -

 Transfer of net assets at liquidation basis      10,203,195

 Change in provision of liquidation expenses        (184,362)

 Net income from operations                          163,053

 Distributions                                    (9,052,363)
                                                  ----------
 Net assets in liquidation at December 31, 2002  $ 1,129,523
                                                  ==========








   The accompanying notes are an integral part of these financial statements.

       AMERICAN INCOME PARTNERS V-B LIMITED PARTNERSHIP LIQUIDATING TRUST
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  ORGANIZATION
------------------------

American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust") was formed as of July 18, 2002 pursuant to a Liquidating Trust Agreement of the same date by and between Wilmington Trust Company, as Trustee (the "Trustee") and American Income Partners V-B Limited Partnership (the "Partnership"). In accordance with the terms of the settlement of the class and derivative action lawsuit entitled Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al. (the "Settlement Agreement") and pursuant to a Plan of Liquidation and Dissolution dated as of July 18, 2002 (the "Plan"), the
Partnership dissolved and transferred all of its remaining assets and liabilities to the Trust, including a $1,371,414 cash reserve set aside for the estimated contingent liabilities of the Partnership and the Trust.

From and after July 18, 2002, unitholders of the Partnership are deemed to be pro rata beneficial interest holders in the Trust. Pursuant to the terms of the Liquidating Trust Agreement, the Trustee shall complete the liquidation and distribution of the assets and the satisfaction or discharge of the liabilities of the Partnership. In accordance with the Plan, all of the net cash proceeds from the sale of the assets of the Trust and cash, less reserves for any contingent liabilities, are to be distributed to the Trust's interest holders no later than December 31, 2003.

As permitted by the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. As Manager, Equis Corporation is to continue to perform the management, administrative, accounting and advisory services as may be requested by the Trustee and as were previously rendered by Equis Financial Group Limited Partnership ("EFG") or its affiliates. Equis Corporation is owned by EFG, which also owns the General Partner, as discussed below.

The Partnership, which has been dissolved, was originally organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act on September 29, 1989 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions from a General Partner (AFG Leasing IV Incorporated) and the Initial Limited Partner (AFG Assignor Corporation). The Partnership's General Partner is owned by EFG.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Liquidation  Accounting
-----------------------

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

In the opinion of the Trustee, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the net assets in liquidation at December 31, 2002 and the changes in net assets in liquidation for the period July 18, 2002 through December 31, 2002 have been made and are reflected in the accompanying financial statements.

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







Increase in loan and interest receivable       $ 618,764
Increase in investment securities - affiliate    137,687
Adjustment to accrued expenses                   121,000
Estimated liquidation costs                     (225,000)
                                               ----------

Total adjustment to liquidation basis          $ 652,451
                                               =========


Cash  Equivalents  and  Investment  Securities
----------------------------------------------

The Trust classifies any amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less as cash and cash equivalents.

Investment  Securities  -  Affiliate
------------------------------------

The Trust's investment securities- affiliate consists of the Semele common stock. The Semele stock, which is publicly traded, is carried at fair value in accordance with the liquidation method of accounting. The fair value of the common stock was determined using the quoted market price as of December 31, 2002.

Accrued  Liabilities
--------------------

Accrued liabilities consist of assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Income  Taxes
-------------

The Trust is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Trust

Allocation  of  Profits  and  Losses  and  Distributions
--------------------------------------------------------

For financial statement purposes, net income or loss and distributions are allocated to each owner according to their "pro rate beneficial interest" in the respective Liquidating Trust. Specifically, net income or loss and distributions are allocated based on the type of interest held in the predecessor Partnership, and allocated 95% to the limited partners and 5% to the general partner.

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Trust adopted SFAS 141 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

The Trust adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142") on January 1, 2002. As a result, the discontinuance of goodwill amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset is calculated using several valuation models which utilize the expected future cash flows of the Trust. The Trust adopted SFAS 142 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Trust adopted SFAS No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Trust adopted SFAS 144 upon formation on July 18, 2002 and such adoption had no effect on the Trust's financial position and results of operations.

In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." As a result of the rescission of SFAS No. 4, a gain or loss on extinguishment of debt will no longer be presented as an extraordinary item upon the adoption of SFAS No. 145. The Trust adopted SFAS No. 145 in the second quarter of fiscal 2002 and such adoption had no effect on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No.144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement has not been determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Trust's net assets in liquidation and statement of changes in net assets in liquidation.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do no have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a Trust to evaluate all existing arrangements to identify situations where a Trust has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a Trust to consolidate the variable interest entities financial statement with its own. The Trust has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial statements.

NOTE  3  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

The Trust is the indirect beneficial owner of 39,339 shares of Semele Group Inc. ("Semele") common stock and a note from Semele (the "Semele Note") with an original purchase price of $888,844. The Semele Note matures in April 2003 and bears an annual interest rate of 10%, with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $23,475 related to the Semele Note during the period July 18, 2002 through December 31, 2002.
In accordance with the terms of the Settlement Agreement, in November 2002 an affiliate of EFG purchased 30% of the aggregate principal amount of Semele Note and the related accrued interest from the Trust. On March 17, 2003, the remaining balance on the Semele Note and accrued interest of $13,135 were paid in full by Semele.
In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts. During the period July 18, 2002 (date of inception) through December 31, 2002, the Trust decreased the carrying value of its investment in Semele common stock from $1.66 per share to $1.06 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to December 31, 2002), resulting in a loss of $23,603. The loss is offset by other income from an increase in the value of the note receivable affiliate, which fluctuates inversely with the value of the stock. As a result, there is no effect on net income from operations in the Statement of Changes in Net Assets in Liquidation.

Pursuant to the terms of the Settlement, EFG has agreed that it will pay the difference between $5.00 per share and the average purchase price per share of Semele common stock sold, if lesser, through the period ending June 30, 2003. Accordingly, the Trust has accrued the amount due of $154,996 as accounts receivable - affiliate at December 31, 2002.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred directly by the Trust are disbursed by Wilmington Trust on behalf of the Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust.

The Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. In accordance with the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. The Trustee and the Manager are both compensated for such services as provided for in the Liquidating Trust Agreement.

During the liquidation process, certain operating expenses incurred by the Trust are paid by Equis Corporation in its role as Manager. Equis Corporation is reimbursed by the Trust at its actual cost for such expenditures. Fees and other costs incurred during the period July 18, 2002 through December 31, 2002, which were paid or accrued by the Trust to Equis Corporation or its affiliates, were $31,675.

In accordance with the liquidation basis of accounting, the Trust recorded an accrual as of December 31, 2002 for the estimated costs to be incurred to liquidate the Trust. Approximately $127,000 of the accrual is estimated to be paid to the Manager for salaries and other expenses incurred to liquidate the Trust's remaining assets.

                                     ------

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Manager.
-----------------------------------------------------------------

(a-b)  Identification  of  Directors  and  Executive  Officers

The Trust has no Directors or Officers. As indicated in Item 1 of this report, Equis Corporation is the Manager of the Trust. The names, titles and ages of the Directors and Executive Officers of Equis Corporation as of March 15, 2003 are as follows:

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  EQUIS  CORPORATION  (See  Item 13)
--------------------------------------------------------------------------------



Name                                   Title                   Age        Term
---------------------  --------------------------------------  ---  -----------------

Geoffrey A. MacDonald  Chairman of Equis Corporation            54  Until a successor
..                                                           .    .  is duly elected
..                                                           .    .  and qualified

Gary D. Engle          President, Chief Executive Officer and
..                      Director of Equis Corporation            54

James A. Coyne         Executive Vice President of Equis
..                      Corporation                              43

Wayne E. Engle         Vice President and Chief Financial
..                      Officer of Equis Corporation             49

Gail D. Ofgant         Senior Vice President, Lease
..                      Operations of Equis Corporation          37



(c)  Identification  of  Certain  Significant  Persons

None.

(d)  Family  Relationship

No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

(e)  Business  Experience

Mr. MacDonald, age 54, is the Chairman of the Board of Equis Corporation, an entity owned by EFG . Mr. McDonald was a co-founder of EFG's predecessor,
American Finance Group, which was established in 1980. Mr. MacDonald is a member of the Board of Managers of Echelon Development Holdings LLC Prior to co-founding American Finance Group, Mr. MacDonald held various positions in the equipment leasing industry and the ethical pharmaceutical industry with Eli Lilly & Company. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

Mr. Gary Engle, age 54, is the sole shareholder, Director, President and Chief Executive Officer of Equis Corporation, an entity owned by EFG. Mr. Engle is also Chairman and Chief Executive Officer of Semele Group Inc. ("Semele") and a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

Mr. Coyne, age 43, is Executive Vice President of Equis Corporation, the general partner of EFG, and President and Chief Operating Officer of Semele. He is also a Director and President of Equis II Corporation. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

Wayne E. Engle is Senior Vice President of Equis Financial Group. He has primary responsibility for the day to day management of AFG Realty Inc's Australian and U. S. real estate holdings, and EFG's owned equipment portfolio. Prior to joining EFG in 1995, he was Finance Director for Coventry Schools, where he was responsible for all financial reporting and human resource activities. From 1983 through 1989, Mr. Engle was Director of Finance and Administration for CompuServe Data Technologies, a division of CompuServe, a developer of database management systems and access control services. While at CompuServe, Mr. Engle was involved in financing all corporate research and development and strategic planning for new product development. Prior to 1983, he worked at Trans National as an accountant for the travel services side of the business which included tour operators in Europe, Asia and the Caribbean
Islands.  Mr.  Engle  has  a  BS  degree  from  Northeastern  University.

Ms. Ofgant, age 37, joined EFG in July 1989 and held various positions in the organization before becoming Senior Vice President of Equis Corporation in 1998. Ms. Ofgant is Senior Vice President and Assistant Clerk of Equis/Echelon Management Corporation, the manager of Echelon Residential LLC. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

(f)  Involvement  in  Certain  Legal  Proceedings

None.

(g)  Promoters  and  Control  Persons

Not  applicable.

Item  11.  Executive  Compensation.
-----------------------------------

(a)  Cash  Compensation

The Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. In accordance with the Liquidating Trust Agreement, the Trustee has appointed Equis Corporation as the manager of the Trust ("Manager"), pursuant to the Appointment Agreement between Wilmington Trust Company and Equis Corporation, dated November 13, 2002. The Trustee and the Manager are both compensated for such services as provided for in the Liquidating Trust Agreement.

All operating expenses incurred directly by the Trust are disbursed by Wilmington Trust on behalf of the Trust. During the liquidation process, certain operating expenses incurred by the Trust are paid by Equis Corporation in its role as Manager. Equis Corporation is reimbursed by the Trust at its actual cost for such expenditures. Fees and other costs incurred during the period July
18, 2002 through December 31, 2002, which were paid or accrued by the Trust to Equis Corporation or its affiliates, were $31,675.

In accordance with the liquidation basis of accounting, the Trust recorded an accrual as of December 31, 2002 for the estimated costs to be incurred to liquidate the Trust. Approximately $127,000 of the accrual is estimated to be paid to the Manager for salaries and other expenses incurred to liquidate the assets.

(b)  Compensation  Pursuant  to  Plans

None.

(c)  Other  Compensation

See  discussion  in  (a)  above.

(d)     Stock  Options  and  Stock  Appreciation  Rights

Not  applicable.

(e)     Long-Term  Incentive  Plan  Awards  Table

Not  applicable.

(f)     Defined  Benefit  or  Actuarial  Plan  Disclosure

Not  applicable.

(g)  Compensation  of  Directors

None.

(h)  Termination  of  Employment  and  Change  of  Control  Arrangement

There exists no remuneration plan or arrangement with the Trustee, Manager or its affiliates which results or may result from their resignation, retirement or any other termination.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

By virtue of its organization as a liquidating trust, the Trust has outstanding no securities possessing traditional voting rights.

As of March 15, 2003, the following person or group owns beneficially more than 5% of the Trust's 1,547,930 outstanding Units:


                                   Name and                    Amount      Percent
            Title                 Address of                of Beneficial    of
         of Class              Beneficial Owner               Ownership     Class
-------------------  -------------------------------------  -------------  -------
Units Representing   Old North Capital Limited Partnership
Limited Partnership  1050 Waltham St., Suite 310              17,594 Units   1.14%
Interests            Lexington, MA 02421


The general partner of Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests in ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele and President, Chief Executive Officer, sole shareholder and Director of EFG's General Partner. James A. Coyne, Executive Vice President of an entity owned by EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele. See Items 10 and 13 of this report.

The  ownership  and  organization  of EFG is described in Item 1 of this report.

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

(a)  Transactions  with  Management  and  Others

All operating expenses incurred directly by the Trust are disbursed by Wilmington Trust on behalf of the Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee has engaged Equis Corporation as Manager of the Trust. The Trustee and Manager are compensated for such services as provided for in the Liquidating Trust Agreement.

(b)  Certain  Business  Relationships

None.

(c)  Indebtedness  of  Management  to  the  Partnership

None.

(d)  Transactions  with  Promoters

Not  applicable.




Item  14.  Controls  and  Procedures
------------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Manger's Principal Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART  IV

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents  filed  as  part  of  this  report:

(1)     All  Financial  Statements:

The financial statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data".

(2)     Financial  Statement  Schedules:

None.

(3)     Exhibits:

     Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

A  list  of  exhibits  filed  or  incorporated  by  reference  is  as  follows:

Exhibit
Number
------

Exhibit  2.12     Final  Judgment  and Order in re: Leonard Rosenblum, et al. v.
Equis Financial Group Limited Partnership, et al. dated June 12, 2002 and entered on the docket on June 18, 2002 was filed in the Registrant's Form 8-K on July 24, 2002 and is incorporated herein by reference.

Exhibit 2.13 Amendment to subsection 22(f) of the Revised Stipulation of Settlement dated January 29, 2002 was filed in the Registrant's Form 10-Q for the quarter ended June 30, 2002 as Exhibit 2.13 and is incorporated herein by reference.

Exhibit 2.14 Plan of Liquidation and Dissolution dated July 18, 2002 was filed in the Registrant's Form 10-Q for the quarter ended June 30, 2002 as
Exhibit  2.14  and  is  incorporated  herein  by  reference.

Exhibit 2.15 Account Agency Agreement between Equis Financial Group Limited Partnership and Wilmington Trust Company, dated April 11, 2002 was filed in the Registrant's Form 10-Q for the quarter ended June 30, 2002 as Exhibit 2.14 and is incorporated herein by reference.

Exhibit 2.16 Liquidating Trust Agreement between the Partnership and Wilmington Trust Company dated July 18, 2002 was filed in the Registrant's Form 10-Q for the quarter ended June 30, 2002 as Exhibit 2.14 and is incorporated herein by reference.

Exhibit 4 Liquidating Trust Agreement between the Partnership and Wilmington Trust Company dated July 18, 2002 was filed in the Partnership's June 30, 2002 Quarterly Report as Exhibit 2.16 and is incorporated herein by reference.

Exhibit 10.1 Appointment Agreement between Wilmington Trust Company, as Trustee and not Individually, of the Liquidating Trusts, and Equis Corporation, as Manager, dated November 13, 2002 was filed in the Registrant's Form 10-Q for the quarter ended September 30, 2002 as Exhibit 10.1 and is incorporated herein by reference.

Exhibit 99.1 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

Exhibit 99.2 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

(b)       Reports  on  Form  8-K

None.

(c)           Other  Exhibits

None.

(d)          Financial  Statement  Schedules:

None.

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

                  By:        /s/  Gary  D Engle
                             ------------------
Gary  D.  Engle
President
(Principal  Executive  Officer)

Date:     March  31,  2003
          ----------------


By:        /s/  Wayne  E.  Engle
           ---------------------
             Wayne  E.  Engle
             Vice  President
             (Duly  Authorized  Officer  and
             Chief  Financial  Officer)


Date:     March  31,  2003
          ----------------

------
CERTIFICATION:


I,  Gary  D.  Engle,  certify  that:

1. I have reviewed this annual report on Form 10-K of American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle
President  (Chief  Executive  Officer)
Equis Corporation, as Manager of the Trust, under a Liquidating Trust Agreement dated as of July 18, 2002, Wilmington Trust Company, as Trustee and not Individually

Date:  March  31,  2003

CERTIFICATION:


I,  Wayne  E.  Engle,  certify  that:

1. I have reviewed this annual report on Form 10-K of American Income Partners V-B Limited Partnership Liquidating Trust (the "Trust");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Wayne  E.  Engle
---------------------
Wayne  E.  Engle
Vice  President  (Chief  Financial  Officer)
Equis Corporation, as Manager of the Trust, under a Liquidating Trust Agreement dated as of July 18, 2002, Wilmington Trust Company, as Trustee and not Individually

Date:  March  31,  2003

                                  Exhibit Index


10.1  Appointment  Agreement  between  Wilmington  Trust  Company  and  Equis
Corporation

99.1  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act